Form 10-Q
period 2026-02-28
Eagle Nuclear Energy Corp.
filed 2026-04-15
CIK 2089283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-43162

Eagle Nuclear Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	41-3113978
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

5470 Kietzke Lane, Suite 300 Reno, NV	89511
(Address of principal executive offices)	(Zip code)

(775) 335-2029

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NUCL	The Nasdaq Capital Market
Public Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NUCLW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2026, there were 29,579,313 shares of the registrant’s common stock issued and outstanding.

Eagle Nuclear Energy Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are forward-looking statements within the meaning of the federal securities laws. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.

The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, taking into account the information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes, and our actual results and performance could differ materially from those set forth in any forward-looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, without limitation:

●	We are an early-stage company with limited to no operating history upon which investors can evaluate our future prospects.
●	We may be dependent on additional financing to conduct our business plan.
●	We have not generated profits or revenues and do not expect to do so in the near term.
●	Volatility in uranium prices may adversely affect the economic viability of the Aurora Uranium Project and increase investor dilution.
●	Our business is subject to risks inherent in mineral exploration and development activities.
●	Us and our target customers operate in a politically sensitive environment, and public perception of nuclear energy can affect us and our target customers.
●	Intense competition in the mining and SMR markets could limit our ability to capture and retain market share.
●	Public acceptance of nuclear energy and competition from other energy sources is unknown.
●	Unfavorable media coverage of mining or nuclear energy could negatively affect our business.
●	Mining operations involve a high degree of risk.
●	The Aurora Uranium Project is in the exploration stage, and there is no assurance that we can establish the existence of any mineral reserve in commercially exploitable quantities. Until then, we cannot earn any revenues from the Aurora Uranium Project, and our business could fail.
●	Mining and mineral exploration are inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.
●	Mining presents potential health risks, and payment of any liabilities arising from these health risks may adversely impact us.
●	The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.
●	Loss of government incentives to use nuclear power may have an adverse impact on the market for SMRs.
●	The market for SMRs generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.

●	Our licensed SMR technology is at an early stage, may never achieve commercial viability, and loss of the license would terminate our ability to pursue this business.
●	We depend entirely on a single license for our SMR technology platform.
●	Our SMR development remains conceptual and faces significant technical risk.
●	We lack the manufacturing infrastructure to scale any future SMR prototype, and early production efforts may cause significant cost overruns and delays.
●	Our directors and executive management team may have conflicts of interest.
●	The loss of key personnel, an inability to attract and retain additional personnel, or difficulties integrating new members of our management team could affect our ability to successfully grow our business.
●	If demand for our uranium resources does not develop as expected, our projected revenues and profits will be adversely affected.
●	Russia’s invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and rising concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.
●	Developments related to the ongoing wars between Russia and Ukraine, conflicts in the Middle East, economic instability in Venezuela, and the global response thereto, could adversely affect our business, financial condition and results of operations.

A number of additional factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For more information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (File No. 333-294464) (the “Registration Statement”) and the “Risk Factors” section of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF FEBRUARY 28, 2026 AND NOVEMBER 30, 2025

	February 28, 2026	November 30, 2025
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$31,292,822	$1,301,928
Prepaid expenses	209,191	162,897
Total current assets	31,502,013	1,464,825

Restricted cash	140,960	—
Deposits	71,506	71,506
Property, plant and equipment	283,594	—
Intangible asset, net	75,668	65,915
Mineral rights	12,755,725	1,201,390
Right of use asset – operating lease, net	736,290	84,326
Total assets	$45,565,756	$2,887,962

Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$564,481	$530,339
Due to related parties	65,794	280,025
Dividends payable	32,548	—
Lease liabilities – current	135,951	33,155
Total current liabilities	798,774	843,519

Warrant liability	4,174,276	—
Lease liabilities – non-current	631,044	55,086
Total liabilities	5,604,094	898,605

Commitments and contingencies (Note 15)
Mezzanine equity
Redeemable common stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of February 28, 2026 ($0.0001 par value, 350,000,000 shares authorized; 2,750,000 issued and subject to possible redemption at $0.11 per share as of November 30, 2025)(1)	—	300,000
Series A Cumulative Preferred Stock, redeemable, $0.0001 par value, 3,500,000 shares authorized; 29,700 shares issued and subject to possible redemption beginning February 24, 2031 at $1,000 per share plus accrued and unpaid dividends, as of February 28, 2026 ($0.0001 par value, 50,000,000 shares authorized; none as of November 30, 2025)(1)	25,534,204	—

Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized; 29,579,313 shares issued and outstanding as of February 28, 2026 ($0.0001 par value, 350,000,000 shares authorized; 18,888,289 shares, excluding 2,750,000 shares subject to possible redemption as of November 30, 2025)(1)	2,958	1,889
Preferred stock, $0.0001 par value, 3,500,000 shares authorized; none issued and outstanding, excluding 29,700 shares subject to possible redemption as of February 28, 2026 ($0.0001 par value, 50,000,000 shares authorized; none as of November 30, 2025)(1)	—	—
Additional paid-in capital(1)	22,209,619	7,968,157
Accumulated deficit	(7,785,119)	(6,280,689)
Total stockholders’ equity	14,427,458	1,689,357
Total liabilities, mezzanine equity and stockholders’ equity	$45,565,756	$2,887,962
(1)

The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

	For the three months	For the three months
	ended	ended
	February 28, 2026	February 28, 2025
Operating expenses
Bank charges	$2,520	$311
Business development	80,450	—
Amortization expense	941	—
Depreciation expense	1,483	—
Exploration expense	227,501	7,305
Office and administrative	404,676	30,730
Professional fees	458,920	502,913
Rent expense	72,742	26,460
Investor relations	89,821	—
Salaries and wages	57,941	—
Licensing fee expense	13,646	—
Travel and entertainment	51,462	98,846
Total operating expenses	(1,462,103)	(666,565)

Other income (expense)
Loss on foreign currency transactions	(9,779)	(430)
Total other expense	(9,779)	(430)

Net loss	$(1,471,882)	$(666,995)

Preferred stock dividends	(32,548)	—

Net loss attributable to common stockholders	$(1,504,430)	$(666,995)

Weighted average number of shares outstanding, common stock – Basic and diluted(1)	19,364,134	16,755,118

Loss per share, common stock – Basic and diluted(1)	$(0.08)	$(0.04)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

	Common Stock					Total
	Number of		Additional	Obligation to	Accumulated	Stockholders’
	Shares(1)	Amount	Paid-In Capital	Issue Shares	Deficit	Equity (Deficit)
Balance November 30, 2024	16,452,690	$1,645	$227,093	$167,750	$(1,020,057)	$(623,569)
Issuance of common shares	312,007	31	1,110,498	—	—	1,110,529
Issuance of bonus shares	51,414	5	182,995	(167,750)	—	15,250
Proceeds received pending issuance of common stock	—	—	—	1,350,470	—	1,350,470
Share issuance costs	—	—	(37,442)	—	—	(37,442)
Net loss	—	—	—	—	(666,995)	(666,995)
Balance, February 28, 2025	16,816,111	$1,681	$1,483,144	$1,350,470	$(1,687,052)	$1,148,243

Balance November 30, 2025	18,888,289	$1,889	$7,968,157	$—	$(6,280,689)	$1,689,357
Conversion of redeemable common stock	2,750,000	275	299,725	—	—	300,000
Reverse recapitalization	6,230,033	623	1,990,561	—	—	1,991,184
Issuance of common shares for acquisition of Oregon Energy LLC	1,710,991	171	11,959,656	—	—	11,959,827
Accretion of mezzanine equity	—	—	(8,480)	—	—	(8,480)
Net loss attributable to common stockholders	—	—	—	—	(1,504,430)	(1,504,430)
Balance, February 28, 2026	29,579,313	$2,958	$22,209,619	$—	$(7,785,119)	$14,427,458
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

	For the three months	For the three months
	ended February 28,	ended February 28,
	2026	2025
Cash flows from operating activities
Net loss attributable to common stockholders	$(1,504,430)	$(666,995)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization expense	941	—
Depreciation expense	1,483	—
Loss on foreign currency transactions	9,779	—
Non-cash lease adjustment	24,638	—
Non-cash consulting fees	—	15,250
Preferred stock dividends	32,548	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(27,670)	66,571
Prepaid expenses	107,639	(141,708)
Due to related parties	(214,231)	(59,015)
Net cash used in operating activities	(1,569,303)	(785,897)

Cash flows from investing activities
Purchase of property, plant and equipment	(43,065)	—
Purchase of intangible assets	(10,694)	—
Investment in mineral rights	(18,155)	(300,000)
Cash assumed on acquisition of Oregon Energy LLC	141,262	—
Net cash provided by (used in) investing activities	69,348	(300,000)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	1,073,087
Proceeds from the pending issuance of common stock	—	1,350,470
Proceeds from PIPE financing	29,700,000	—
Cash assumed on reverse recapitalization	1,939,457	—
Net cash provided by financing activities	31,639,457	2,423,557

Effects of foreign exchange on cash	(7,648)	—

Increase in cash	30,131,854	1,337,660
Cash and restricted cash, beginning of period	1,301,928	717
Cash and restricted cash, end of period	$31,433,782	$1,338,377

Presented as:
Cash	$31,292,822	$1,338,377
Restricted cash	140,960	—
Cash and restricted cash, end of period	$31,433,782	$1,338,377

Supplemental disclosure of non-cash information
Share issuance costs in accounts payable	$—	$4,929
Share issuance costs settled in shares	$3,000,000	$—
Share issuance for acquisition of Oregon Energy LLC	$11,959,827	$—
Conversion of redeemable common stock into nonredeemable common stock	$300,000	$—
Reverse recapitalization	$1,991,184	$—
Accretion of mezzanine equity	$8,480	$—
Consultant bonus settled by issuance of bonus shares	$—	$183,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

1.NATURE OF OPERATIONS

Eagle Nuclear Energy Corp. (the “Company”) was incorporated on December 19, 2025, under the laws of the state of Nevada. The Company’s corporate office is located at 5470 Kietzke Lane, Suite 300, Reno, NV 89511. The Company is a next-generation nuclear energy company that seeks to combine domestic uranium exploration and development with proprietary small modular reactor (“SMR”) technology, with the intent of establishing a vertically integrated business model, combining uranium exploration, extraction, and production with the design and development of modular nuclear reactors intended to supply reliable power for industrial use and electricity grids. Through this approach, the Company aims to support energy security and meet growing demand for clean and scalable nuclear power solutions.

The Company has not yet commenced its principal operations as of February 28, 2026.

The Company was incorporated as a subsidiary of Spring Valley Acquisition Corp. II (“SVII”), a special purpose acquisition corporation incorporated in the Cayman Islands, for the purpose of completing a reverse acquisition between Eagle Energy Metals Corp. (“Eagle Energy”) and SVII (Note 4), pursuant to an agreement and plan of merger (“BCA”) entered into on July 30, 2025 and as amended on September 29, 2025. On February 24, 2026, the Company, Eagle Energy, and SVII completed the reverse acquisition transaction. The transaction is also referred to as the “de-SPAC” transaction. Each of Eagle Energy and SVII became a subsidiary of the Company as part of the de-SPAC transaction. Eagle Energy is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the unaudited condensed consolidated interim financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Eagle Energy, with the Company’s operations being included beginning on February 24, 2026, the closing date of the de-SPAC transaction.

The Company is a public company and its common stock and public warrants are listed on The Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols of “NUCL” and “NUCLW,” respectively.

On February 24, 2026, the Company also completed the acquisition of Oregon Energy LLC (“Oregon Energy”) (Note 5), through which the Company acquired mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of February 28, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia as well as the geopolitical instability in the Middle East, the significant tariffs imposed by the United States on imports from other countries and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

2.BASIS OF PRESENTATION

a)Basis of accounting

The accompanying unaudited condensed consolidated interim financial statements are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information. References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP.

These unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Eagle Energy and SVII, following the reverse recapitalization as further discussed in Note 4, as well as its wholly-owned subsidiary, Oregon Energy, following the acquisition of Oregon Energy as further discussed in Note 5. For periods prior to the reverse recapitalization and acquisition of Oregon Energy, the reported share and per share amounts have been retroactively adjusted as further discussed below in this note, with the exception of authorized shares. Accompanying financial statements as of November 30, 2025, and for the three months ended February 28, 2025, include only the accounts of Eagle Energy.

The unaudited condensed consolidated interim financial statements for the three months ended February 28, 2026 reflected (i) the historical operating results of Eagle Energy prior to the de-SPAC transaction, (ii) the combined results of the Company, Eagle Energy, SVII, and Oregon Energy following the closing of the de-SPAC transaction and acquisition, (iii) the assets and liabilities of Eagle Energy at their historical costs, (iv) the assets and liabilities of the Company and SVII at their historical costs, (v) the assets and liabilities assumed from acquisition of Oregon Energy as recognized in an asset acquisition as further discussed in Note 5, and (vi) the Company’s equity structure for all periods presented.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending November 30, 2026. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements for the year ended November 30, 2025 and the period from December 14, 2023 (inception) through November 30, 2024, included in the proxy statement/prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-290631) on February 2, 2026.

The Company previously disclosed in its financial statements for the year ended November 30, 2025 and the period from December 14, 2023 (inception) through November 30, 2024, that a material uncertainty existed that cast doubt on the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. During the three months ended February 28, 2026, as a result of the successful completion of the de-SPAC transaction (Note 4) and a PIPE financing (Note 12), the Company possesses sufficient financial resources to sustain its operations. Thus the previously disclosed material uncertainty regarding the Company’s ability to continue as a going concern has been alleviated.

b)Basis of consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and entities controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All intercompany balances and transactions, income and expenses have been eliminated upon consolidation.

As of February 28, 2026, the Company’s subsidiaries were:

Name of subsidiary	Place of incorporation	Ownership
Eagle Energy	Nevada, the United States	100%
Oregon Energy	Oregon, the United States	100%
SVII	Cayman Islands	100%

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

c)Retroactive application of reverse recapitalization

As further discussed in Note 4, the de-SPAC transaction on February 24, 2026 was accounted for as a recapitalization of equity structure, with Eagle Energy being deemed as the accounting acquirer. Accordingly, these unaudited condensed consolidated interim financial statements of the Company represent a continuance of the business and operations of Eagle Energy, with the de-SPAC transaction being treated as the equivalent of Eagle Energy issuing stock for the net assets of SVII and the Company, accompanied by a recapitalization.

The number of shares of common stock of Eagle Energy for all periods prior to the de-SPAC transaction have been retrospectively adjusted using the exchange ratios that were established in accordance with the BCA, as further disclosed in Note 4.

Retroactive application of reverse recapitalization to the consolidated balance sheet as of November 30, 2025

To conform to the retroactive application of the reverse recapitalization (Note 4), the common stock and redeemable common stock within the consolidated balance sheets have been retroactively converted to common stock of the Company using the exchange ratios, with common stock of the Company having par value of $0.0001. Accordingly, the Company reclassified $9,131 of common stock par value of Eagle Energy to additional paid-in capital at November 30, 2025.

Retroactive application of reverse recapitalization to the unaudited condensed consolidated interim statements

The weighted average shares during the three months ended February 28, 2025 have been recalculated to give effect to the retroactive application of the reverse recapitalization (Note 4) on the outstanding shares. Accordingly, the basic and diluted weighted-average number of shares outstanding of Eagle Energy common stock were retroactively converted to common stock of the Company.

Retroactive application of reverse recapitalization to the unaudited condensed consolidated interim statements of changes in stockholders’ equity (deficit)

The unaudited condensed consolidated interim statement of changes in stockholders’ equity (deficit) for the three months ended February 28, 2025 has been recast to reflect the number of common stock of the Company issued to Eagle Energy stockholders in connection with the reverse recapitalization (Note 4) at the par value of the common stock of the Company of $0.0001. The number of shares of Eagle Energy common stock have been recast after giving effect to the exchange ratio in connection with the reverse recapitalization, and the related impacts to common stock and additional paid-in capital for the change in par value.

d)Variable interest entities (“VIE”)

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. As of February 28, 2026, the Company is not involved in any contractual agreements that give rise to a VIE.

e)Functional and presentation currencies

The unaudited condensed consolidated interim financial statements of the Company are presented in United States dollars. The functional currency of the Company is the United States dollar; however, a significant amount of the Company’s vendors and expenses have been paid in Canadian dollars and the difference between the amount paid in Canadian dollars and reported in United States dollars related to the exchange rates on the dates such payments were made has been reflected in the accompanying unaudited condensed consolidated interim statements of operations of the respective period within the account labeled loss on foreign currency transactions.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

f)Emerging growth company

The Company is an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

g)Use of estimates and judgments

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, estimates and assumptions, about future events that may impact the amounts reported in the unaudited condensed consolidated interim financial statements. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are made prospectively.

Key estimates made by management with respect to the areas noted have been disclosed in the notes to the unaudited condensed consolidated interim financial statements.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these unaudited condensed consolidated interim financial statements are consistent with the accounting policies disclosed in Note 3 of the audited financial statements for the year ended November 30, 2025 and the period from December 14, 2023 (inception) through November 30, 2024, except for adoption of new accounting policies, as described below.

Reverse recapitalization with SVII

While Eagle Energy was a legal acquiree in the BCA, and the Company is the legal parent of both SVII and Eagle Energy after the de-SPAC transaction, for financial accounting and reporting purposes under U.S. GAAP, Eagle Energy is the accounting acquirer and the de-SPAC transaction is accounted for as a “reverse recapitalization”.

For accounting purposes, the de-SPAC transaction was treated as the equivalent of Eagle Energy issuing stock for the net assets of SVII and the Company, accompanied by a recapitalization. The Company was determined to be a vehicle through which the reverse recapitalization is effected. The net assets of SVII and the Company are stated at historical cost, and no goodwill or other intangible assets were recorded. As Eagle Energy was deemed the accounting acquirer in the de-SPAC transaction, the Company is a continuation of the operations of Eagle Energy. The historical financial statements of Eagle Energy are the historical financial statements of the Company upon the consummation of the de-SPAC transaction.

The equity structure has been retroactively restated in all comparative periods up to the consummation of the de-SPAC transaction to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Eagle Energy stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share have been retroactively restated as shares reflecting the exchange ratios established in the de-SPAC transaction.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

Acquisition of Oregon Energy

Oregon Energy was assessed under ASC Topic 805, Business Combinations (“ASC 805”), and did not qualify as a business because no substantive process was acquired. Accordingly, the acquisition of Oregon Energy was accounted for as an asset acquisition. Asset acquisitions are accounted for by using a cost accumulation model, with no recognition of goodwill. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair value as of the acquisition date, excluding assets or liabilities for which the subsequent accounting under other U.S. GAAP principles would result in recognition of an immediate gain or loss.

Restricted cash

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use and are not available for general operations. Such amounts are classified as current or noncurrent based on the expected timing of release.

Preferred stock dividends

Preferred stock dividends are recognized in accordance with the contractual terms of the underlying instruments. Dividends on preferred stock are recorded when declared; however, for cumulative preferred stock, dividends are accrued as they are earned, whether or not declared, if the terms require payment upon redemption or otherwise create an obligation. Such dividends are generally recorded as a reduction of retained earnings (or decrease in additional paid-in capital, if no retained earnings are available) and, where applicable, as an increase to the carrying amount of the preferred stock. Dividends payable in cash, common stock, or additional preferred shares are measured based on the fair value or contractual amount at the declaration date, depending on the nature of the arrangement. Preferred stock dividends reduce income available to common stockholders in the calculation of earnings per share.

Property, plant and equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation and impairment losses. The Company provides for depreciation over the expected useful life of the assets. No depreciation is recorded on assets prior to their initial commencement of operations. Costs include expenditures to acquire or construct an asset, including the preparation of an asset to commence operations, installation, commissioning, and certification costs. Subsequent costs are capitalized, either to the asset’s carrying amount or recognized as a separate asset when it is probable that the Company will derive future economic benefits, generally from extending an asset’s life or enhancing its productive capacity. The estimated useful lives of assets are reviewed by management and adjusted if necessary. Repair and maintenance costs are charged to profit or loss during the period they are incurred.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

● Buildings	20 years
● Furniture and equipment	5 years
● Moveable equipment	4 years
● Other equipment	5 years

Redeemable preferred stock

The Company accounts for its redeemable preferred stock in accordance with the guidance of ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”). Preferred stock that is mandatorily redeemable is classified as a liability and measured at the present value of the redemption amount. Conditionally redeemable preferred stock (including preferred stock that is redeemable at the option of the holder or upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, preferred stock is classified as stockholders’ equity. The Company’s redeemable preferred stock contains redemption features that are outside of its control and subject to uncertain future events. Accordingly, such redeemable preferred stock is presented at the present value of its redemption amount as mezzanine equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated interim balance sheets. Accretion of the present value of redemption amounts is recognized to retained earnings or additional paid-in capital.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

Warrant liability

The Company accounts for warrants issued in connection with the Private Investment in Public Entity (“PIPE”) financing in accordance with ASC 480. Warrants are evaluated to determine whether they meet the definition of a freestanding financial instrument and whether they qualify for equity classification. Warrants that do not meet the criteria for equity classification, including those that are not indexed to the Company’s own stock or contain provisions that could require net cash settlement, are classified as derivative liabilities. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Such warrants are initially recognized at fair value on the date of issuance, with proceeds from the financing allocated first to the warrants based on their fair value and the residual allocated to the associated equity instruments. Subsequent to initial recognition, the derivative warrant liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated interim statement of operations.

4.REVERSE RECAPITALIZATION

On July 30, 2025, and as amended on September 29, 2025, Eagle Energy, SVII, and the Company entered into the BCA. Pursuant to the BCA, on February 24, 2026, the Company, Eagle Energy, and SVII completed a business combination through which each of Eagle Energy and SVII amalgamated with a wholly owned subsidiary of the Company domiciled in Nevada and the Cayman Islands, respectively, with Eagle Energy and SVII surviving the amalgamations.

Under the BCA, former shareholders of nonredeemable common stock of Eagle Energy received 18,888,289 shares of common stock in the Company, representing a consolidation on a 5.8349:1 basis. The former shareholder of redeemable common stock of Eagle Energy received 2,750,000 shares of common stock in the Company, representing a consolidation on a 5.8:1 basis. Reported shares of common stock, weighted average number of shares outstanding, and loss per share available to the Company’s common stock, prior to the de-SPAC transaction, have been retroactively restated to reflect the exchange ratio established in the BCA. Amounts in common stock and additional paid-in capital were recast for reallocation, in order to reflect the par value of shares post-consolidation.

Concurrently, former shareholders of SVII received 3,630,051 shares of common stock in the Company, representing a one-for-one exchange of Class A and Class B ordinary shares of SVII. The Company also issued 2,299,982 shares of common stock to holders of 23,000,000 rights of SVII, which were converted into shares of SVII on a 10:1 basis upon the consummation of a business combination by SVII. A total of 5,930,033 shares of common stock are retained by former shareholders of SVII.

Upon completion of the de-SPAC transaction, the Company also issued 300,000 shares of common stock to a service provider in consideration for transaction costs associated with the de-SPAC transaction, and was included in additional paid-in capital of the Company.

Concurrently with the completion of the de-SPAC transaction, the Company also issued 29,700 shares of Series A Cumulative Convertible Preferred Stock, which are initially convertible into common stock on a 1-to-84.18 basis, and 2,500,000 PIPE warrants, and received $29,700,000 from a PIPE financing (Note 12).

Concurrently with the completion of the de-SPAC transaction, the Company also issued 1,710,991 shares of common stock to Aurora Energy Metals Ltd. (“Aurora Energy”) for the acquisition of Oregon Energy (Note 5).

Upon completion of the de-SPAC transaction, the Company also assumed 18,500,000 warrants of SVII (Note 12). The Company also issued 2,422,133 warrants (Note 12) to the sponsor of SVII (the “SVII Sponsor”) in exchange for settlement of $2,422,133 of loans owed by SVII to the SVII Sponsor, at $1.00 per warrant, which has been accounted for as a capital transaction with a shareholder of the Company.

In addition, in accordance with the BCA, certain former shareholders of Eagle Energy will have the contingent right to receive, in aggregate, 1,500,000 shares of common stock (the “Earnout Shares”), if at any time before February 24, 2031 (the “Earnout Period”), the VWAP (as defined in the BCA) of the shares of common stock of the Company equals or exceeds $16.00 for any 20 trading days within a period of 30 consecutive trading days (the “Earnout Target”), or if a change of control transaction occurs during the Earnout Period, and the Earnout Target was not already met. The Company evaluated the Earnout Shares under ASC

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital.

Immediately following the completion of the de-SPAC transaction, the former holders of Eagle Energy shares had a 67.45% ownership interest of the Company, inclusive of conversion impact of the Series A Cumulative Convertible Preferred Stock. As a result of the de-SPAC transaction, the former shareholders of Eagle Energy acquired control of the Company, thereby constituting a reverse recapitalization.

The de-SPAC transaction was accounted for as a capital transaction of Eagle Energy and equivalent to the issuance of shares by Eagle Energy for the net assets of SVII and the Company, accompanied by a recapitalization, as SVII did not qualify as a business according to the definition of ASC 805, and met the definition of a non-operating public shell. The Company was determined to be a vehicle through which the reverse recapitalization is effected. As a result, the transaction has been accounted for as a reverse recapitalization with Eagle Energy being identified as the acquirer, and SVII and the Company being treated as the accounting acquiree. Eagle Energy is the continuing entity.

Immediately following the de-SPAC transaction, the board of directors of the Company consisted of five members, four of whom were designated by Eagle Energy and one designated by SVII. In addition, the senior management of Eagle Energy became the senior management of the Company.

The following summarizes the common stock outstanding immediately following the de-SPAC transaction, on February 24, 2026:

	Number of shares	%
SVII Public Shareholders(1)	1,101,717	3.44%
SVII Rights Conversion	2,299,982	7.17%
SVII Founders(2)	2,528,334	7.88%
Total SVII	5,930,033	18.49%
Eagle Energy Shareholders	21,638,289	67.45%
Aurora Energy	1,710,991	5.33%
Shares Issued for Transaction Costs	300,000	0.94%
Total Common Stock at Closing	29,579,313	92.21%
Series A Cumulative Convertible Preferred Stock, As Converted	2,500,000	7.79%
Total Shares	32,079,313	100.00%
(1)	Includes 691,666 shares of common stock transferred by SVII Sponsor to certain SVII Public Shareholders in accordance with a non-redemption agreement among the parties.
(2)	Includes SVII Sponsor and former independent directors of SVII. Excludes 691,666 shares of common stock transferred in accordance with a non-redemption agreement.

A reconciliation of net contributions from reverse recapitalization is as follows:

Cash	$4,894,595
Less: transaction costs	(2,916,782)
Proceeds from the reverse recapitalization	$1,977,813

Net liabilities assumed by the Company:
Prepaid expenses	$24,284
Accounts payable and accrued liabilities	(10,913)
Promissory notes payable	(2,422,133)
Net assets (liabilities)	$(2,408,762)

Add: conversion of promissory notes to warrants	$2,422,133
Net contributions from reverse recapitalization	$1,991,184

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

A reconciliation of cash assumed on reverse recapitalization is as follows:

Proceeds from the reverse recapitalization	$1,977,813
Add: transaction costs not paid from de-SPAC proceeds	48,689
Less: Cash disbursed for prepaid expenses from de-SPAC proceeds	(87,045)
Cash assumed on reverse recapitalization	$1,939,457

Lock-up agreement

In connection with the de-SPAC transaction, SVII Sponsor and certain other shareholders of the Company entered into a lock-up agreement, and agreed to certain transfer and lock-up restrictions of the Company’s common stock, which would terminate 180 days after February 24, 2026, subject to certain exclusions, such as in the event of a liquidation, merger, stock exchange, or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity for cash, securities or other property.

Registration rights agreement

In connection with the de-SPAC transaction, on February 24, 2026, the Company, SVII Sponsor, and certain stockholders of the Company entered into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, those stockholders will be granted customary registration rights with respect to the securities of the Company that they hold.

Indemnification agreements

In connection with the de-SPAC transaction, on February 24, 2026, the Company entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses, including attorney’s fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request.

5.ACQUISITION OF OREGON ENERGY

Concurrently with the de-SPAC transaction (Note 4), the Company, through its subsidiary Eagle Energy, completed the acquisition of Oregon Energy from Aurora Energy, pursuant to the terms of a property option agreement (the “Aurora Option Agreement”) with Aurora Energy originally entered into on November 18, 2024, as amended on November 26, 2025 and February 24, 2026. As consideration for the acquisition, the Company issued 1,710,991 shares of its common stock to Aurora Energy at a fair value of $6.99 per share, resulting in total share consideration of $11,959,827. The Company also made cash payments totaling $1,219,545 to Aurora Energy pursuant to the terms of the Aurora Option Agreement prior to closing, which were previously capitalized as mineral rights (Note 9). Upon completion, the Company acquired 100% membership interest in Oregon Energy.

Under the terms of the Aurora Option Agreement, Aurora Energy retained a 1.0% net smelter return (“NSR”) royalty on the mineral rights, which constitutes a perpetual interest in the underlying assets. Certain contingent and deferred consideration obligations (including resource-based and pre-feasibility milestone payments) remain outstanding and will be recognized when probable.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

The acquisition was accounted for as an asset acquisition under ASC 805, as Oregon Energy did not qualify as a business according to the definition of ASC 805. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. The Company utilized a market approach, based on observed and implied valuation multiples of public companies, to assess the components of its purchase price allocation. The allocation of the purchase price is summarized below:

Number of common shares issued for acquisition of Oregon Energy	1,710,991
Fair value per share	$6.99
Share consideration	$11,959,827
Cash consideration from prior option payments (Note 9)	1,219,545
Total consideration	$13,179,372

Net assets assumed by the Company:
Cash	$302
Prepaids and deposits	42,604
Restricted cash	140,960
Property, plant and equipment	242,012
Accounts payable and accrued liabilities	(2,231)
Mineral rights	12,755,725
Net assets (liabilities)	$13,179,372

The acquisition also included contingent considerations payable upon the achievement of certain post-closing milestones related to future measured and/or indicated mineral resources and the completion of a positive pre-feasibility study (Note 9). Such contingent considerations were not included in the purchase consideration recognized on the closing date of the asset acquisition, as the related milestones are dependent on future events with uncertain outcomes and were not considered probable as of the closing date.

6.RECLAMATION AND ENVIRONMENTAL OBLIGATION

Reclamation and environmental costs are based principally on legal and regulatory requirements. Management estimates the costs associated with reclamation of land to its original condition following mineral exploration activities. These estimates are reviewed periodically; however, actual results may differ from those estimates.

In connection with the acquisition of Oregon Energy (Note 5), reclamation and environmental obligations were evaluated in accordance with ASC 805, and recorded at their estimated fair value as of the acquisition date. The Company also considered the guidance under ASC 410, Asset Retirement and Environmental Obligations, for subsequent measurement of such obligations.

Prior to the acquisition, Oregon Energy posted cash bonds as financial assurance with the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the Oregon Department of Geology and Mineral Industries (“DOGAMI”) to satisfy reclamation requirements. As of February 28, 2026, restricted cash totaled $140,960 (November 30, 2025 - $Nil), representing amounts held as collateral for these obligations. These bonds relate to mineral exploration activities conducted in fiscal years prior to the acquisition, dating back to 2023, for which reclamation activities have been completed prior to the acquisition.

Oregon Energy originally deposited $160,470 with BLM and DOGAMI. In February 2025, refunds of $19,510 were received from the BLM following partial satisfaction of reclamation requirements. The remaining bonds are retained by the BLM and DOGAMI, until revegetation was deemed successful by these regulatory agencies.

As reclamation and environmental obligations were substantially settled prior to the acquisition, and the Company has yet to commence new exploration activities, the carrying amount of reclamation and environmental obligation was $Nil as of February 28, 2026.

Increases in reclamation and environmental obligation associated with exploration activities of the Company are not capitalized to mineral rights (Note 9), as only acquisition costs are capitalizable in accordance with ASC 930, Extractive Activities – Mining.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

7.PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following:

	February 28,	November 30,
	2026	2025
Land	$151,172	$—
Buildings	80,593	—
Furniture and equipment	44,555	—
Moveable equipment	1,253	—
Other equipment	7,504	—
	285,077	—

Accumulated depreciation	(1,483)	—
Net book value	$283,594	$—

Depreciation expense for the three months ended February 28, 2026 and 2025, was $1,483 and $Nil, respectively.

8.INTANGIBLE ASSET

On June 20, 2025, the Company entered into an exclusive patent license agreement with UNM Rainforest Innovations (“UNMRI”) for the use and commercialization of certain patents and technologies, including the grant of commercial sub-licenses, in relation to designs and technologies of small modular nuclear reactors. The term of the agreement is to remain in force until the later of: (i) 10 years from the date of first sale of a licensed product, or provision of a licensed service; and, (ii) the last expiration date of the underlying patents. The Company paid a license fee of $50,000 and patent expense reimbursement of $17,430 upon execution of the agreement. The Company capitalized the costs paid upon execution of the agreement, and subsequent costs connected with establishment of new intangible asset rights.

In accordance with the patent license agreement, a license maintenance fee of $35,000 due on January 31, 2026 has been paid. The Company is obligated to pay additional license maintenance fees of $50,000 on each of January 31, 2027 and January 31, 2028. The Company shall also pay to UNMRI certain royalties on commercial sublicenses and on gross receipts from sale of commercial reactors, subject to minimum annual royalties of $65,000 from the calendar year 2028 onwards. As of February 28, 2026, $8,082 (November 30, 2025 - $29,436) of license maintenance fees were included in accounts payable and accrued liabilities.

The Company’s policy is to expense costs incurred to renew, extend or maintain the term of a recognized patent license as incurred.

Patent licenses are amortized on a straight-line basis over their estimated useful lives pursuant to contract terms.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

The Company’s intangible assets as of February 28, 2026, are as follows:

				Weighted
				Average
		Accumulated		Remaining Life
	Gross Assets	Amortization	Net Assets	(Years)
Patent licenses	$78,124	$(2,456)	$75,668	19.4
Total intangible asset, net	$78,124	$(2,456)	$75,668	19.4

The Company’s intangible assets as of November 30, 2025, are as follows:

				Weighted
				Average
		Accumulated		Remaining Life
	Gross Asset	Amortization	Net Assets	(Years)
Patent licenses	$67,430	$(1,515)	$65,915	19.5
Total intangible asset, net	$67,430	$(1,515)	$65,915	19.5

Aggregate amortization expense was $941 for the three months ended February 28, 2026 (for the three months ended February 28, 2025 - $Nil). Amortization expense is expected to be approximately $3,900 per year for each of the next five fiscal years.

9.MINERAL RIGHTS

Aurora Uranium Project

On November 18, 2024 (the “Option Effective Date”), Eagle Energy entered into the Aurora Option Agreement with Aurora Energy and its then-wholly owned subsidiary Oregon Energy who, through Oregon Energy, is the owner of 100% interest in the AUP. As part of the Aurora Option Agreement, Aurora Energy, agreed to grant Eagle Energy the sole, exclusive option to acquire all of the issued and outstanding equity interests in Oregon Energy. The option was exercised on February 24, 2026 (Note 5), upon which Eagle Energy acquired 100% of Oregon Energy including all of its right, title and interest in the AUP.

In order to exercise the option, Eagle Energy was required to:

●	Pay $300,000 cash consideration on or before December 18, 2024 (paid)
●	Complete a measured and/or indicated SK1300 technical report and mineral resource estimate (an “SK1300 Report”) for the project, in accordance with the standards of Subpart 1300 of Regulation S-K of the Securities Act (completed);
●	Issue shares of common stock in Eagle Energy with a value of $16,000,000 (“Aurora Option Payment Shares”) on the closing date (issued) of:
o	an initial public offering of Eagle Energy’s shares and listing thereof on a national securities exchange, or
o	a different transaction which results in the listing of Eagle Energy’s shares on a national securities exchange, or
o

the acquisition of substantially all Eagle Energy’s outstanding equity securities or substantially all of Eagle Energy’s assets by a public company with common equity that is listed on a national securities exchange, in each case prior to May 18, 2025 (the “Listing Event”); and

●	Raise a minimum of $6,800,000 in connection with the Listing Event (met).
●	Grant Aurora Energy a 1% NSR in the project’s future revenue (granted), half or all of which may be repurchased by the company for consideration of $1,000,000 or $2,000,000, respectively, prior to commencement of the project’s commercial operations;

The Aurora Option Agreement provided for up to two six-month extensions to the date of the Listing Event, each subject to additional consideration. For the first extension, Eagle Energy was required to pay $300,000 to Aurora Energy and fund $250,000 of Oregon Energy’s mining expenditures. For the second extension, Eagle Energy was required to pay $400,000 and fund an additional $250,000 of such expenditures.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

On May 18, 2025, Eagle Energy exercised its right to the first six-month extension and made an additional payment of $300,000 to Aurora Energy. On November 18, 2025, Eagle Energy exercised its right to the second six-month extension and made an additional payment of $400,000 to Aurora Energy. As part of the extensions, Eagle Energy was obligated to reimburse up to $500,000 of mining operations expenditures of Oregon Energy. As of February 24, 2026, prior to the exercise of the option (Note 5), Eagle Energy made reimbursements totaling $219,545.

On November 26, 2025, Eagle Energy, Aurora Energy, and Oregon Energy executed a First Amendment to the Property Option Agreement. The amendment (i) revised the second extension to complete a Listing Event from a six month period (deadline of May 18, 2026) to a 225 day period (deadline of July 2, 2026), and (ii) provides that the Resource Payment provisions under which Aurora Energy may be entitled to additional payment shares as mentioned hereinafter are amended such that the determination is made following the next newly prepared SK1300 mineral resource update published by the Company.

On February 24, 2026, immediately before the completion of the de-SPAC transaction (Note 4), Eagle Energy, Aurora Energy, and Oregon Energy executed a Second Amendment to the Property Option Agreement. The amendment (i) confirmed the number of Aurora Option Payment Shares to be issued, (ii) set the deadline for grant of NSR to Aurora Energy to be on or before 10 business days after the closing date, and (iii) clarified certain terms and conditions of the Aurora Option Agreement, including terms related to the Resource Payment and the Pre-Feasibility Bonus (as hereinafter defined) are intended to survive closing until those covenants have been fully performed.

The number of Aurora Option Payment Shares to be issued was to be adjusted to provide for additional shares based on an increase in uranium spot price over the period between the Option Effective Date and the Listing Event, equal to the product of (I) 50% of the percentage increase in the spot price and (II) the number of Aurora Option Payment Shares associated with the initial $16,000,000 valuation. If the spot price does not increase, there will be no adjustment to the number of Aurora Option Payment Shares. The value of Aurora Option Payment Shares was adjusted to be $17,109,910 on February 24, 2026, immediately before closing (Note 5).

Aurora Energy may be entitled to additional payment shares (the “Resource Payment”). If the Company identifies a measured and/or indicated mineral resource, in its next newly prepared SK1300 mineral resources update, of at least 40 million pounds of U3O8, Aurora Energy will be entitled to receive $4,000,000 in Resource Payment. Each additional 1,000,000 pounds of U3O8 above 40 million pounds will further increase the total value of the Resource Payment by $200,000, up to a maximum of $1,000,000, resulting in an overall maximum of $5,000,000 of Resource Payment. The number of shares issuable for a Resource Payment is calculated based on the 30-day volume-weighted average trading price (“VWAP”) of the Company’s shares for the 30 trading days prior to the date of the announcement of the SK1300 mineral resource update.

Further, upon completion of a positive pre-feasibility study on the project following a Listing Event, the Company will issue to Aurora Energy additional payment shares (the “Pre-Feasibility Bonus”) with a value of $5,000,000, determined by the 30-day VWAP of the Company’s shares during the 30 days prior to the announcement of the pre-feasibility study.

On February 24, 2026, the Company completed the acquisition of Oregon Energy (Note 5). The number of Aurora Option Payment Shares issued by the Company was calculated based on the deemed transaction price in the BCA of the de-SPAC transaction (Note 4) of $10 per share, as Eagle Energy completed the Listing Event by way of a de-SPAC transaction with SVII on February 24, 2026, with the Company becoming the parent of Eagle Energy and obtaining a listing on Nasdaq. As such, the number of shares issued was 1,710,991. Based on a relative fair value allocation, $12,755,725 of the total cash and share consideration paid was allocated to the mineral rights acquired as a result of the acquisition of Oregon Energy.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

The Company capitalized the following acquisition costs for the payments made to Aurora Energy beginning on November 30, 2024 through February 28, 2026.

Aurora Uranium Property
Balance, November 30, 2024	$—
Property option payment	1,000,000
Reimbursement of mining operations expenditures	201,390
Balance, November 30, 2025	1,201,390
Reimbursement of mining operations expenditures	18,155
Issuance common stock (Note 5)	11,536,180
Balance, February 28, 2026	$12,755,725

10.OPERATING LEASES

On October 16, 2025, the Company entered into an office lease agreement in New York, NY for 5 years and 2 months from the lease commencement date, which is defined as the first business day following the substantial completion of the landlord’s work and delivery of possession of the premises to the Company. The lease commencement date was determined to be January 1, 2026, when the Company obtained possession of the premises. Lease liabilities are measured at the commencement date based on the present value of future lease payments.

On November 3, 2025, the Company entered into an office lease agreement in Vancouver, Canada for 2 years. Lease liabilities are measured at the commencement date based on the present value of future lease payments.

As the Company’s lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a discount rate of 10.00% in determining its lease liabilities.

The discount is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the right-of-use asset in a similar economic environment. The discount rate therefore reflects what the Company “would have to pay”, which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the discount using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates. The Company determined its discount rates based on the rate used by comparable public companies.

The following table presents the net lease cost and other supplemental lease information:

	For the three months	For the three months
	ended February 28, 2026	ended February 28, 2025
Lease cost:
Operating lease cost	$39,759	$—
Short term lease cost	32,983	—
Net lease cost	72,742	—
Cash paid for operating lease liabilities	$(15,121)	$—

Lease balance sheet information as of February 28, 2026 and November 30, 2025:

Lease liabilities	February 28, 2026	November 30, 2025
Current portion of operating lease liabilities	$135,951	$33,155
Long-term portion of operating lease liabilities	631,044	55,086
	$766,995	$88,241

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

Future minimum lease payments to be paid by the Company as a lessee as of February 28, 2026 are as follows:

Operating lease commitments and lease liability:
2026	$187,308
2027	210,082
2028	180,716
2029	179,938
2030	183,537
2031	31,201
Total future minimum lease payments	972,782
Discount	(205,787)
Total	$766,995

11.WARRANT LIABILITY

On February 24, 2026, in connection with the PIPE financing (Note 12), the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $12.00 per share, in addition to 29,700 shares of Series A Cumulative Convertible Preferred Stock. The fair value of warrants upon issuance was $4,174,276.

These warrants are accounted for as derivative liabilities as they contain a put option that may be exercised in the event of a fundamental transaction of the Company, pursuant to ASC 480-10, Distinguishing Liabilities from Equity. As such, the warrants are recognized initially at fair value and subsequently remeasured at fair value through earnings.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at November 30, 2025	$—
Issuance	4,174,276
Change in fair value of warrant liabilities	—
Balance as at February 28, 2026	$4,174,276

The fair value of the warrant liability arising from 2,500,000 warrants issued with the PIPE financing was calculated using the Monte Carlo model. The key inputs used in the Monte Carlo model were as follows:

Share price	$6.99
Exercise price reset date	September 22, 2026
Floor price	$7.50
Discount for lack of marketability	64.1%
Expected share price volatility	100%
Risk free interest rate	3.55%
Expected life of warrant	5 years

12.STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

Common stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 4) on February 24, 2026, the Company, being Eagle Energy at the time, had 350,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of February 28, 2026 and November 30, 2025, the Company had 29,579,313 and 18,888,289 shares (excluding 2,750,000 shares subject to possible redemption) issued and outstanding, respectively.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

Activities during the three months period ended February 28, 2026:

On February 24, 2026, the Company completed its de-SPAC transaction (Note 4), with each share of former nonredeemable Eagle Energy common stock converted to common stock of the Company on a 5.8349:1 basis, representing 18,888,289 shares of common stock. All disclosures in these unaudited condensed consolidated interim financial statements on number of shares have been accordingly converted on the same basis. The former shareholders of SVII received an aggregate of 5,930,033 shares of common stock in the Company as consideration for the de-SPAC transaction. The Company also issued 300,000 shares of common stock in respect of transaction costs. The Company recorded a net contribution from reverse recapitalization of $1,991,184 as a result of the de-SPAC transaction.

On February 24, 2026, upon the completion of the de-SPAC transaction (Note 4), 2,750,000 shares of common stock previously subject to redemption were no longer redeemable and reclassified to permanent equity. The Company reclassified $300,000 from redeemable common stock in mezzanine equity to permanent equity.

On February 24, 2026, the Company also issued 1,710,991 shares of common stock with a fair value of $11,959,827 as consideration for the acquisition of Oregon Energy (Note 5).

Activities during the three months ended February 28, 2025:

In December 2024, the Company completed a private placement offering of 312,007 common shares of the Company, with a par value of $0.0001 per share, at a price of $3.56 per share for total proceeds of $1,110,529. Additionally, 51,414 bonus shares valued at $183,000, of which $167,750 was recognized as obligation to issue shares as of November 30, 2024, and $15,250 was recognized as professional fees in the unaudited condensed consolidated interim statement of operations for the three months ended February 28, 2025, were issued to a consultant for professional services rendered from January 2024 to December 2024.

Preferred stock

The Company has 3,500,000 shares of preferred stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 4) on February 24, 2026, the Company, being Eagle Energy at the time, had 50,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of February 28, 2026 and November 30, 2025, the Company had no preferred stock issued and outstanding, excluding 29,700 shares subject to possible redemption as of February 28, 2026.

Mezzanine equity

Redeemable common stock

In July 2025, the Company issued 2,750,000 common shares, with a par value of $0.0001 per share, to an investor pursuant to a Common Stock Purchase Agreement for total proceeds of $300,000. The shares are subject to automatic redemption if the de-SPAC transaction as contemplated by the BCA (Note 4) does not close. In accordance with the ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Immediately upon the closing of the private placement, the Company recognized a charge against additional paid-in capital of $170 for share issuance costs incurred in this private placement. On February 24, 2026, upon the completion of the de-SPAC transaction (Note 4), these common shares are no longer redeemable. The face value of $300,000 is reclassified to permanent equity.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

As of February 28, 2026, the amount of redeemable common stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable common stock, November 30, 2024	$—
Gross proceeds	300,000
Less: share issuance costs	(170)
Plus: adjust carrying value to redemption value	170
Redeemable common stock, November 30, 2025	300,000
Less: transfer to permanent equity	(300,000)
Redeemable common stock, February 28, 2026	$—

Series A Cumulative Convertible Preferred Stock

On February 24, 2026, in connection with the de-SPAC transaction (Note 4), the Company, Eagle Energy, and SVII entered into an Amended and Restated Securities Purchase Agreement (the “PIPE Agreement”) with an accredited investor, pursuant to which the investor agreed to purchase 29,700 shares of Series A Cumulative Convertible Preferred Stock of the Company for an aggregate price of $29,700,000. The Series A Cumulative Convertible Preferred Stock have an initial stated value of $1,000 per share, and are redeemable at the option of the holder beginning February 24, 2031. The Series A Cumulative Convertible Preferred Stock accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash). Dividends are due semi-annually, on June 1 and December 1. The preferred stock carries rights, preferences, and privileges as set forth in its certificate of designation, including the right to convert into common stock of the Company at any time at the holder’s option, at an initial conversion price of $11.88 per share (subject to adjustment). In addition, the investor received warrants to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $12.00 per share, which had a grant-date fair value of $4,174,276. The proceeds of the PIPE financing were first allocated to the liability-classified warrants (Note 11), with residual amounts being allocated to the Series A Cumulative Convertible Preferred Stock.

The Series A Cumulative Convertible Preferred Stock is also redeemable at the option of the Company:

●	prior to the first anniversary of issuance, at a redemption price per share equal to 150% of the initial stated value, plus paid in kind dividends, plus accrued but unpaid cash dividends (the “Accrued Value”);
●	on or after the first anniversary of issuance but prior to the second anniversary of the issuance, at a redemption price per share equal to 140% of the Accrued Value;
●	on or after the second anniversary of issuance but prior to the third anniversary of the issuance, at a redemption price per share equal to 130% of the Accrued Value;
●	on or after the third anniversary of issuance but prior to the fourth anniversary of the issuance, at a redemption price per share equal to 120% of the Accrued Value;
●	on or after the fourth anniversary of issuance but prior to the fifth anniversary of the issuance, at a redemption price per share equal to 110% of the Accrued Value; and,
●	on or after the fifth anniversary of issuance, at a redemption price per share equal to 100% of the Accrued Value.

As of February 28, 2026, the amount of redeemable Series A Cumulative Convertible Preferred Stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable Series A Cumulative Convertible Preferred Stock, November 30, 2025	$—
Gross proceeds	29,700,000
Allocation to warrant liability (Note 11)	(4,174,276)
Accretion	8,480
Redeemable Series A Cumulative Convertible Preferred Stock, February 28, 2026	$25,534,204

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

Equity incentive plan

Upon the de-SPAC transaction (Note 4), the Company implemented a 2025 Equity Incentive Plan (“EIP”). The Company may grant equity-based awards under the EIP, including options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other stock based awards. The maximum number of shares the Company may issue pursuant to awards granted under the 2025 EIP is 4,437,008 shares, subject to an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2027 and continuing until, and including, January 1, 2035, equal to the lesser of (i) 5% of the outstanding shares of all classes of Common Stock on such date or (ii) such lesser number of shares of Common Stock as determined by the board of directors. As of February 28, 2026, The Company has not granted any awards under the EIP.

Earnout shares

In connection with the de-SPAC transaction (Note 4), the Company has reserved an additional 1,500,000 shares of common stock (“Earnout Share Pool”) in the EIP to be granted to eligible shareholders of the Company. During the Earnout Period, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. The Company evaluated the Earnout Shares under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital.

Warrants

As of February 28, 2026, the continuity of share purchase warrants is as follows:

	Number of	Weighted Average	Remaining
	warrants	Exercise price	life (Years)
Balance, November 30, 2025	—	$—	—
Issued for PIPE financing	2,500,000	12.00	4.99
Issued on reverse recapitalization (Note 4)	20,922,133	11.50	4.99
Balance, February 28, 2026	23,422,133	$11.55	4.99

As of February 28, 2026, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
2,500,000	$12.00	February 24, 2031
20,922,133	$11.50	February 24, 2031
23,422,133

As of February 28, 2026, the Company classified 20,922,133 warrants as equity and 2,500,000 warrants as liabilities.

Activities during the three months period ended February 28, 2026:

On February 24, 2026, in connection with its reverse recapitalization (Note 4), the Company issued the following warrants:

●	11,500,000 public warrants to former public shareholders of SVII as replacements for the former SVII public warrants. Each whole warrant entitles the holder to purchase one common stock at an exercise price of $11.50;
●	7,000,000 warrants to the SVII Sponsor for replacement of the former SVII private warrants. Each whole warrant entitles the holder to purchase one common stock at an exercise price of $11.50; and
●	2,422,133 warrants to the SVII Sponsor in exchange for settlement of $2,422,133 of loans owed by SVII to the SVII Sponsor, at $1.00 per share. Each whole warrant entitles the holder to purchase one common stock at an exercise price of $11.50.

The issuance of 2,422,133 warrants in settlement of loans owed by SVII to the SVII Sponsor has been accounted for as a capital transaction with a shareholder of the Company, in connection with the reverse recapitalization.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

On February 24, 2026, in connection with the PIPE financing, the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of New Eagle common stock at an exercise price of $12.00 per share. These warrants are classified as liabilities, and had a fair value of $4,174,276 at issuance.

13.RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2026, the Company incurred $45,000 (for the three months ended February 28, 2025 - $45,000) in fees to the Chief Executive Officer (the “CEO”) of the Company, and $25,000 of bonus to the CEO (for the three months ended February 28, 2025 - $Nil) payable upon completion of the de-SPAC transaction (Note 4). As of February 28, 2026, $15,000 of CEO fees (November 30, 2025 - $15,000), $25,000 of bonus (November 30, 2025 - $Nil) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $32,250 (for the three months ended February 28, 2025 - $Nil) in fees with a company controlled by the Chief Financial Officer (the “CFO”) of the Company. As of February 28, 2026, $10,750 of CFO fees (November 30, 2025 - $10,750) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $Nil (for the three months ended February 28, 2025 - $45,000) in fees with a company controlled by the former Chief Financial Officer (the “former CFO”) of the Company. As of February 28, 2026, $Nil of former CFO fees (November 30, 2025 - $15,000) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $45,000 (for the three months ended February 28, 2025 - $45,000) of consulting fees with a company controlled by a former director of the Company, prior to the former director’s cessation upon the de-SPAC transaction (Note 4). As of February 28, 2026, $Nil (November 30, 2025 - $22,500) of consulting fees and $Nil (November 30, 2025 - $7,971) in expense reimbursements were included in due to related parties. As of February 28, 2026, $30,000 (November 30, 2025 - $Nil) of such consulting fees were included in accounts payable and accrued liabilities.

During the three months ended February 28, 2026, the Company incurred $75,000 (for the three months ended February 28, 2025 - $121,250) of consulting fees with a company (for the three months ended February 28, 2025 - two companies) controlled by a stockholder of the Company. As of February 28, 2026, $Nil (November 30, 2025 - $232,000) of consulting fees and $15,044 (November 30, 2025 - $6,112) in expense reimbursements were included in due to related parties.

Additionally, there were two stockholders, who held over 5% of the Company’s common stock during the three months ended February 28, 2025, that provided consulting services to the Company. The two stockholders no longer hold over 5% of the Company’s common stock during the three months ended February 28, 2026. During the three months ended February 28, 2026, the Company incurred $Nil (for the three months ended February 28, 2025 - $45,000) and $Nil (for the three months ended February 28, 2025 - $45,250) of consulting fees with these two stockholders. As of February 28, 2026, $Nil (November 30, 2025 - $44,819) and $Nil (November 30, 2025 - $46,250), respectively, in consulting fees to these two stockholders were included in due to related parties.

As of February 28, 2026, $Nil (November 30, 2025 - $128,064) was included in due to related parties for amounts relating to expense reimbursements due to corporations over which stockholders of the Company exercise significant influence.

As of February 28, 2026, $Nil (November 30, 2025 - $12,865) was included in due to related parties for amounts relating to expense reimbursements due to a stockholder.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

14.PROFESSIONAL FEES (UNAUDITED)

Details of professional fees are presented below:

	For the three months	For the three months
	ended	ended
	February 28, 2026	February 28, 2025
Consulting	$302,400	$313,076
Management fees	102,250	90,000
Legal, accounting and others	54,270	99,837
Total, Professional fees (unaudited)	$458,920	$502,913

15.COMMITMENTS AND CONTINGENCIES

Commitments

On January 1, 2024, the Company entered into a consulting agreement with the CEO of the Company. Pursuant to the agreement, the CEO is eligible to receive a one-time cash payment of $25,000 upon completion of an initial public offering. In connection with the completion of the de-SPAC transaction (Note 4), this condition was satisfied, and accordingly, the $25,000 payment became payable and was accrued as of February 28, 2026. Following the de-SPAC transaction, the CEO is expected to enter into an executive employment agreement with the Company, which is currently subject to approval by the board of directors. Pursuant to the new executive employment agreement, if approved by the board of directors, the CEO will be entitled to receive $50,000 of cash bonus payable upon the commencement of the Company’s technical work program at the AUP, 183,333 RSUs pursuant to the EIP, and additional equity awards consisting of a mix of stock options and RSUs totaling 1,000,000 shares, with allocations to be determined by the Company’s board of directors.

On June 1, 2024, the Company began leasing office space on a month-to-month basis from an unrelated third party under an operating lease agreement. The monthly payments approximate $7,500 (CAD$10,500) and ancillary expenses. During the three months ended February 28, 2026, rent expense under this agreement totaled $22,678 (for the three months ended February 28, 2025 - $26,460).

On September 29, 2025, the Company also entered into the PIPE Agreement with Eagle Energy and a private investor, regarding a potential issuance by the Company, of 29,700 shares of Series A Cumulative Convertible Preferred Stock for $29,700,000 (“PIPE Issuance”), upon the completion of the de-SPAC transaction as contemplated by the BCA (Note 4). The PIPE Issuance was completed on February 24, 2026. The Series A Cumulative Convertible Preferred Stock accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash). At the option of the holder, the PIPE Issuance is convertible to common stock of the Company initially at a conversion price of $11.88, representing a conversion ratio of 1-to-84.18, subject to adjustments. In connection with the PIPE Issuance, the Company also issued to the investor 2,500,000 warrants with an exercise price of $12.00 per share (Note 12).

On October 15, 2025, the Company entered into a consulting agreement with the CFO of the Company. Pursuant to the agreement, the Company will use commercially reasonable efforts to issue 90,000 stock options to the CFO upon completion of listing on Nasdaq.

On October 16, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in New York for 62 months, which commenced on January 1, 2026 (Note 10). The monthly payments approximate $14,457 and ancillary expenses. During the period ended February 28, 2026, rent expense under this agreement totaled $28,447 (February 28, 2025 - $Nil).

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

On November 3, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in Vancouver for 2 years (Note 10). The monthly payments approximate $4,211 (CAD $5,787) and ancillary expenses. During the period February 28, 2026, rent expense under this agreement totaled $11,312 (February 28, 2025 - $Nil).

On February 24, 2026, upon the completion of the de-SPAC transaction (Note 4), the Company granted the right to certain shareholders of the Company to receive Earnout Shares (Note 12). During the Earnout Period until February 24, 2031, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders.

Contingencies

The Company could potentially become involved in various lawsuits, actions and claims, from time to time, arising in the ordinary course of business, although management is not aware of any such lawsuits, actions or claims at the date of issuance of these unaudited condensed consolidated interim financial statements. In management’s opinion, should any such items occur, the ultimate outcome will not have a material adverse effect on the financial position or results of operations of the Company.

16.RISK CONCENTRATION

Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and accounts payable and accrued liabilities. The total uninsured cash balance as of February 28, 2026 was $30,969,352 (November 30, 2025 - $980,411). The uninsured cash balance located in Canada was $176,559 and the uninsured cash balance located in the United States was $30,792,793.

The Company had two vendors that accounted for 56% of total accounts payable and accrued liabilities as of November 30, 2025, which were settled as of February 28, 2026. As of February 28, 2026, two vendors accounted for approximately 23% of the Company’s total accounts payable and accrued liabilities, and the top five vendors collectively accounted for approximately 48% of total accounts payable and accrued liabilities.

17.SUBSEQUENT EVENTS

The Company evaluated all events and transactions occurring subsequent to February 28, 2026, through the date the unaudited condensed consolidated interim financial statements were issued, for items requiring adjustment to or disclosure in the accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements. The Company noted no such events or transactions other than those described below.

On March 19, 2026, the Company filed registration statement on Form S-1, which was subsequently amended on April 9, 2026. The registration statement relates to (i) a primary offering of up to 23,422,133 shares of common stock issuable upon the exercise of warrants and up to 5,940,000 shares of common stock issuable upon the conversion of Series A Cumulative Convertible Preferred Stock; and (ii) a secondary offering of up to 30,688,995 shares of common stock and up to 11,922,133 warrants that may be offered for resale from time to time by the selling securityholders named in the registration statement, pursuant to the Company’s registration rights obligations under the registration rights agreement (Note 4) entered into with certain stockholders of the Company in connection with the completion of the de-SPAC transaction.

On March 28, 2026, the board of directors of the Company approved the increase of size of the board of directors to seven. The board of directors of the Company also approved the appointment of Mark Mukhija, CEO of the Company, as the chairman of the board of directors.

On April 6, 2026, the board of directors approved the appointment of Kuljit Basi as a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes contained therein which have been prepared in accordance with US GAAP. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “Eagle Nuclear”, “we”, “us”, “our”, or the “Company” refer to Eagle Nuclear Energy Corp. and its subsidiaries.

Company Overview

Eagle Nuclear Energy Corp. was incorporated on December 19, 2025, under the laws of the state of Nevada. The Company is a next-generation nuclear energy company that seeks to combine domestic uranium exploration and development with proprietary small modular reactor (“SMR”) technology, with the intent of establishing a vertically integrated business model, combining uranium exploration, extraction, and production with the design and development of modular nuclear reactors intended to supply reliable power for industrial use and electricity grids. Through this approach, the Company aims to support energy security and meet growing demand for clean and scalable nuclear power solutions.

The Company’s corporate office and mailing address are located at 5470 Kietzke Lane, Suite 300, Reno, NV 89511 and the Company’s phone number is 775-335-2029. The Company’s website address is https://eaglenuclear.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Quarterly Report.

The Company has not yet commenced its principal operations as of February 28, 2026.

Through the acquisition of Oregon Energy LLC (“Oregon Energy”) on February 24, 2026, the Company currently owns mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of February 28, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

Company Formation and Reverse Recapitalization

The Company was incorporated as a subsidiary of Spring Valley Acquisition Corp. II (“SVII”), a special purpose acquisition corporation incorporated in the Cayman Islands, for the purpose of completing a reverse acquisition between Eagle Energy Metals Corp. (“Eagle Energy”) and SVII, pursuant to an agreement and plan of merger (“BCA”) entered into on July 30, 2025 and as amended on September 29, 2025. On February 24, 2026, the Company, Eagle Energy, and SVII completed the reverse acquisition transaction. The transaction is also referred to as the “de-SPAC” transaction. Each of Eagle Energy and SVII became a subsidiary of the Company as part of the de-SPAC transaction. Eagle Energy is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the unaudited condensed consolidated interim financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Eagle Energy, with the Company’s operations being included beginning on February 24, 2026, the closing date of the de-SPAC transaction.

Under the BCA, former shareholders of nonredeemable common stock of Eagle Energy received 18,888,289 shares of common stock in the Company, representing a consolidation on a 5.8349:1 basis. The former shareholder of redeemable common stock of Eagle Energy received 2,750,000 shares of common stock in the Company, representing a consolidation on a 5.8:1 basis. Former shareholders of SVII received 3,630,051 shares of common stock in the Company, representing a one-for-one exchange of shares of Class A and Class B common stock of SVII. The Company also issued 2,299,982 shares of common stock to holders of 23,000,000 rights of SVII, which were converted into shares of SVII on a 10:1 basis upon the consummation of a business combination by SVII. A total of 5,930,033 shares of common stock are retained by former shareholders of SVII. A further 300,000 shares of common stock was issued to a service provider in consideration for transaction costs associated with the de-SPAC transaction. The common stock and public warrants of the Company began trading on Nasdaq under the ticker symbols of “NUCL” and “NUCLW,” respectively, on February 25, 2026.

Recent Developments

PIPE Financing

Concurrently with the completion of the de-SPAC transaction, the Company also completed a PIPE Financing and raised $29,700,000, in exchange for the issuance of 29,700 shares of Series A Cumulative Convertible Preferred Stock, which are initially convertible into common stock on a 1-to-84.18 basis, and 2,500,000 PIPE warrants. The Series A Cumulative Convertible Preferred Stock have an initial stated value of $1,000 per share, are redeemable at the option of the holder beginning February 24, 2031, and accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash).

Acquisition of Oregon Energy

Eagle Energy, a subsidiary of the Company, previously entered into a property option agreement with Aurora Energy Metals Ltd. (“Aurora”) (the “Aurora Option Agreement”) on November 18, 2024 for a property option agreement over Oregon Energy, and paid an aggregate of $1,000,000 in option and extension payments (for extension options triggered on May 18, 2025 and November 18, 2025), as well as $219,545 in reimbursements of mining expenditures of Oregon Energy, pursuant to the terms of the Aurora Option Agreement, which Eagle Energy was committed to reimburse up to $500,000 of exploration expenditures of Oregon Energy due to the triggering of the extension options.

On November 26, 2025, Eagle Energy, Aurora Energy, and Oregon Energy executed a First Amendment to the Property Option Agreement. The amendment (i) revised the second extension to complete a Listing Event from a six month period (deadline of May 18, 2026) to a 225 day period (deadline of July 2, 2026), and (ii) provides that the Resource Payment provisions under which Aurora Energy may be entitled to additional payment shares as mentioned hereinafter are amended such that the determination is made following the next newly prepared SK1300 mineral resource update published by the Company.

On February 24, 2026, immediately before the completion of the de-SPAC transaction, Eagle Energy, Aurora Energy, and Oregon Energy executed a Second Amendment to the Property Option Agreement. The amendment (i) confirmed the number of Aurora Option Payment Shares to be issued, (ii) set the deadline for grant of NSR to Aurora Energy to be on or before 10 business days after the closing date, and (iii) clarified certain terms and conditions of the Aurora Option Agreement, including terms related to the Resource Payment and the Pre-Feasibility Bonus (as hereinafter defined) are intended to survive closing until those covenants have been fully performed.

On February 24, 2026, the Company issued 1,710,991 shares of common stock to Aurora Energy for the acquisition of 100% interest in Oregon Energy, upon the completion of the de-SPAC transaction. The number of shares issued was calculated based on a “listing payment” of $16,000,000, upward adjusted for 50% of the increase in uranium spot price between November 18, 2024 and February 24, 2026, to $17,109,910. The number of shares issued, being 1,710,991 shares, was based on the deemed transaction price of $10 per share in the BCA, as the Company’s listing event that triggered the exercise of the option to acquire Oregon Energy was a reverse acquisition transaction.

Aurora Energy may be entitled to additional payment shares (the “Resource Payment”). If the Company identifies a measured and/or indicated mineral resource, in its next newly prepared SK1300 mineral resources update, of at least 40 million pounds of U3O8, Aurora Energy will be entitled to receive $4,000,000 in Resource Payment. Each additional 1,000,000 pounds of U3O8 above 40 million pounds will further increase the total value of the Resource Payment by $200,000, up to a maximum of $1,000,000, resulting in an overall maximum of $5,000,000 of Resource Payment. The number of shares issuable for a Resource Payment is calculated based on the 30-day volume-weighted average trading price (“VWAP”) of the Company’s shares for the 30 trading days prior to the date of the announcement of the SK1300 mineral resource update.

Further, upon completion of a positive pre-feasibility study on the project following the listing of the Company on Nasdaq, the Company will issue to Aurora Energy additional payment shares (the “Pre-Feasibility Bonus”) with a value of $5,000,000, determined by the 30-day VWAP of the Company’s shares during the 30 days prior to the announcement of the pre-feasibility study.

Under the terms of the Aurora Option Agreement, Aurora Energy retained a 1.0% net smelter return (“NSR”) royalty on the mineral rights, which constitutes a perpetual interest in the underlying assets. Certain contingent and deferred consideration obligations (including resource-based and pre-feasibility milestone payments) remain outstanding and will be recognized when probable. The Company has a right to repurchase one-half of the NSR for $1,000,000; or the entire NSR for $2,000,000; and has a right of first refusal of any proposed sale by Aurora Energy of all or part of the NSR.

In 2025, Eagle Energy, a subsidiary of the Company, engaged BBA USA Inc, to complete a S-K 1300 Technical Report Summary on the AUP (the “S-K 1300 AUP TRS”). BBA USA Inc completed the S-K 1300 AUP TRS which is entitled S-K 1300 Technical Report Summary Mineral Resources Estimate for the Aurora Uranium Project; Report Date: August 8, 2025. The report was filed with the Securities and Exchange Commission on September 30, 2025, as an exhibit to a Form S-4 of the Company.

Results of Operations – For the Three Months Ended February 28, 2026 and 2025 (unaudited):

	For the three	For the three
	months ended	months ended
	February 28,	February 28,
Operating expenses	2026	2025	Change	Change
	$	$	$	%
Bank charges	2,520	311	2,209	710
Business development	80,450	—	80,450	100
Amortization expense	941	—	941	100
Depreciation expense	1,483	—	1,483	100
Exploration expenses	227,501	7,305	220,196	3,014
Office and administrative	404,676	30,730	373,946	1,217
Professional fees	458,920	502,913	(43,993)	(9)
Rent expense	72,742	26,460	46,282	175
Investor relations	89,821	—	89,821	100
Salaries and wages	57,941	—	57,941	100
Licensing fee expense	13,646	—	13,646	100
Travel and entertainment	51,462	98,846	(47,384)	(48)
Total operating expenses	(1,462,103)	(666,565)	(795,538)	119

Other income (expense)
Loss on foreign currency transactions	(9,779)	(430)	(9,349)	2,174

Net loss	(1,471,882)	(666,995)	(804,887)	121

Preferred stock dividends	(32,548)	—	(32,548)	100

Net loss attributable to common shareholders	(1,504,430)	(666,995)	(837,435)	126

During the three months ended February 28, 2026, we incurred a net loss of $1,471,882 compared to a net loss of $666,995 for the three months ended February 28, 2025. An analysis of the increase in net loss of $804,887 including the major components of our results for the periods, is below.

Business development

Business development expenses for the three months ended February 28, 2026, was $80,450, an increase of $80,450 compared to $Nil for the three months ended February 28, 2025. This increase is primarily driven by the Company’s engagement of external business development firms as part of its efforts to complete its go public transaction, which did not occur in the prior period.

Exploration expenses

Exploration expenses for the three months ended February 28, 2026, was $227,501, an increase of $220,196 compared to $7,305 for the three months ended February 28, 2025. The increase is primarily driven by activities undertaken by the Company on mineral rights assessments and other related work in connection with the Aurora Uranium Project, in preparation for the commencement of a new exploration program.

Office and administrative

Office and administrative expenses for the three months ended February 28, 2026, were $404,676, an increase of $373,946 compared to $30,730 for the three months ended February 28, 2025. This increase is primarily driven by expanded operations. This includes a $231,116 increase in marketing expenses incurred by the Company for various advertising and promotional activities in connection with the Company’s recent listing, an $67,089 increase in various recruitment, website, telecommunication, and other office expenses, and an increase of approximately $50,000 in expenses incurred for Nasdaq entry and listing fees.

Professional fees

Professional fees for the three months ended February 28, 2026, were $458,920, a decrease of $43,993 compared to $502,913 for the three months ended February 28, 2025. This decrease is primarily driven by a number of expenditures in legal and accounting fees being classified as transaction costs for the de-SPAC transaction of the Company and offset against additional paid-in capital.

Rent expense

Rent expense for the three months ended February 28, 2026, was $72,742, an increase of $46,282 compared to $26,460 for the three months ended February 28, 2025. This increase is primarily driven by two new leases for new offices in Vancouver commencing November 2025 and New York commencing January 2026.

Investor relations

Investor relations for the three months February 28, 2026, was $89,821, an increase of $89,821 compared to $Nil for the three months ended February 28, 2025. This increase is primarily driven by the Company’s engagement of an external investor relations firm as part of its efforts to go public, which did not occur in the prior period.

Salaries and wages

Salaries and wages for the three months February 28, 2026, was $57,941, an increase of $57,941 compared to $Nil for the three months ended February 28, 2025. This increase is mainly due to the hiring of a full-time Head of Licensing in November 2025.

Licensing fee expense

Licensing fee expense for the three months February 28, 2026, was $13,646, an increase of $13,646 compared to $Nil for the three months ended February 28, 2025. This increase is due to the Company’s entrance into a patent license agreement with UNM Rainforest Innovations in June 2025.

Travel and entertainment

Travel and entertainment expense for the three months ended February 28, 2026, was $51,462, a decrease of $47,384 compared to $98,846 for the three months ended February 28, 2025. This decrease is mainly driven by reduced travel in the current period compared to the prior quarter.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of February 28, 2026, we had a working capital of $30,703,239 (current assets of $31,502,013, less current liabilities of $798,774). As of November 30, 2025, we had a working capital of $621,306 (current assets of $1,464,825, less current liabilities of $843,519).

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. While the Company had a positive working capital as at February 28, 2026, the Company expects to expend significant portion of its assets to fund ongoing operations and planned exploration activities, and is currently pre-revenue. Management assessed the Company currently has cash resources that could sustain operations for the next 24 months, as a result of recently completed financings.

As of February 28, 2026, we had $31,433,782 in cash, including restricted cash. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the period indicated:

	For the three months ended	For the three months ended
	February 28, 2026	February 28, 2025
	$	$
Net cash provided by (used in):
Operating activities	(1,569,303)	(785,897)
Investing activities	69,348	(300,000)
Financing activities	31,639,457	2,423,557
Effects of foreign currency transactions on cash	(7,648)	—
Increase in cash	30,131,854	1,337,660

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. During the three months ended February 28, 2026, net cash used in operating activities was $1,569,303. The loss for the three months ended February 28, 2026 of $1,471,882 was increased by the changes in operating working capital of $134,262 and partially offset by $36,841 in non-cash items consisting mainly of non-cash lease adjustment.

Net cash used in operating activities for the three months ended February 28, 2025, was $785,897. Operating expenses resulted in a net loss of $666,995 for the period, which is increased by changes in working capital items increased cash usage by $134,152. The operating cash outflow is partially offset by $15,250 in non-cash adjustments for consulting fees settled by shares.

Cash Used in Investing Activities

During the three months ended February 28, 2026, net cash provided by investing activities totaled $69,348, primarily related to the $141,262 cash assumed by the acquisition of Oregon Energy. This was partially offset by net cash used for the purchase of property, plant and equipment, intangible assets, and investments in mineral rights, totaling $71,914.

Net cash used in investing activities for the three months ended February 28, 2025, was $300,000 and relates to the initial option payment for the Aurora Option Agreement.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock through private placements, and assumption of cash from SVII through the reverse acquisition transaction undertaken in our process of going public.

During the three months ended February 28, 2026, net cash provided by financing activities totaled $31,639,457, primarily related to the proceeds from PIPE financing through the issuance of cumulative convertible preferred shares of $29,700,000 and $1,939,457 in cash assumed upon the reverse recapitalization transaction as mentioned above.

Net cash provided by financing activities for the three months ended February 28, 2025, was $2,423,557. The Company received proceeds from the issuance of common shares of $1,073,087 and proceeds from pending issuance of common shares of $1,350,470.

Related party transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties.

During the three months ended February 28, 2026, the Company incurred $45,000 (for the three months ended February 28, 2025 - $45,000) in fees to the Chief Executive Officer (the “CEO”) of the Company, and $25,000 of bonus to the CEO (for the three months ended February 28, 2025 - $Nil) payable upon completion of the de-SPAC transaction (Note 4). As of February 28, 2026, $15,000 of CEO fees (November 30, 2025 - $15,000), $25,000 of bonus (November 30, 2025 - $Nil) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $32,250 (for the three months ended February 28, 2025 - $Nil) in fees with a company controlled by the Chief Financial Officer (the “CFO”) of the Company. As of February 28, 2026, $10,750 of CFO fees (November 30, 2025 - $10,750) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $Nil (for the three months ended February 28, 2025 - $45,000) in fees with a company controlled by the former Chief Financial Officer (the “former CFO”) of the Company. As of February 28, 2026, $Nil of former CFO fees (November 30, 2025 - $15,000) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the three months ended February 28, 2026, the Company incurred $45,000 (for the three months ended February 28, 2025 - $45,000) of consulting fees with a company controlled by a former director of the Company, prior to the former director’s cessation upon the de-SPAC transaction. As of February 28, 2026, $Nil (November 30, 2025 - $22,500) of consulting fees and $Nil (November 30, 2025 - $7,971) in expense reimbursements were included in due to related parties. As of February 28, 2026, $30,000 (November 30, 2025 - $Nil) of such consulting fees were included in accounts payable and accrued liabilities.

During the three months ended February 28, 2026, the Company incurred $75,000 (for the three months ended February 28, 2025 - $121,250) of consulting fees with a company (for the three months ended February 28, 2025 - two companies) controlled by a stockholder of the Company. As of February 28, 2026, $Nil (November 30, 2025 - $232,000) of consulting fees and $15,044 (November 30, 2025 - $6,112) in expense reimbursements were included in due to related parties.

Additionally, there were two stockholders, who held over 5% of the Company’s common stock during the three months ended February 28, 2025, that provided consulting services to the Company. The two stockholders no longer hold over 5% of the Company’s common stock during the three months ended February 28, 2026. During the three months ended February 28, 2026, the Company incurred $Nil (for the three months ended February 28, 2025 - $45,000) and $Nil (for the three months ended February 28, 2025 - $45,250) of consulting fees with these two stockholders. As of February 28, 2026, $Nil (November 30, 2025 - $44,819) and $Nil (November 30, 2025 - $46,250), respectively, in consulting fees to these two stockholders were included in due to related parties.

As of February 28, 2026, $Nil (November 30, 2025 - $128,064) was included in due to related parties for amounts relating to expense reimbursements due to corporations over which stockholders of the Company exercise significant influence.

As of February 28, 2026, $Nil (November 30, 2025 - $12,865) was included in due to related parties for amounts relating to expense reimbursements due to a stockholder.

Commitments and Contingencies

On January 1, 2024, the Company entered into a consulting agreement with the CEO of the Company. Pursuant to the agreement, the CEO is eligible to receive a one-time cash payment of $25,000 upon completion of an initial public offering. In connection with the completion of the de-SPAC transaction (Note 4), this condition was satisfied, and accordingly, the $25,000 payment became payable and was accrued as of February 28, 2026. Following the de-SPAC transaction, the CEO is expected to enter into an executive employment agreement with the Company, which is currently subject to approval by the board of directors. Pursuant to the new executive employment agreement, if approved by the board of directors, the CEO will be entitled to receive $50,000 of cash bonus payable upon the commencement of the Company’s technical work program at the AUP, 183,333 RSUs pursuant to the EIP, and additional equity awards consisting of a mix of stock options and RSUs totaling 1,000,000 shares, with allocations to be determined by the Company’s board of directors.

On June 1, 2024, the Company began leasing office space on a month-to-month basis from an unrelated third party under an operating lease agreement. The monthly payments approximate $7,500 (CAD$10,500) and ancillary expenses. During the three months ended February 28, 2026, rent expense under this agreement totaled $22,678 (for the three months ended February 28, 2025 - $26,460).

On October 15, 2025, the Company entered into a consulting agreement with the CFO of the Company. Pursuant to the agreement, the Company will use commercially reasonable efforts to issue 90,000 stock options to the CFO upon completion of listing on Nasdaq.

On October 16, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in New York for 62 months, which commenced on January 1, 2026. The monthly payments approximate $14,457 and ancillary expenses. During the period ended February 28, 2026, rent expense under this agreement totaled $28,447 (February 28, 2025 - $Nil).

On November 3, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in Vancouver for 2 years. The monthly payments approximate $4,211 (CAD $5,787) and ancillary expenses. During the period February 28, 2026, rent expense under this agreement totaled $11,312 (February 28, 2025 - $Nil).

Capital Management

Capital is comprised of our stockholders’ equity and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to execute our exploration and operational plans towards the development of the AUP and capabilities for the SMR business, to maintain creditworthiness and to maximize returns for our stockholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by adjusting in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated interim financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our unaudited condensed consolidated interim financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated interim financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our summary of significant accounting policies is described in more detail in the notes to our unaudited condensed consolidated interim financial statements. Please refer to Note 3.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Proposed Transactions

We have not entered into any proposed transactions that have not been disclosed herein.

Subsequent Events

The Company evaluated all events and transactions occurring subsequent to February 28, 2026, through the date the unaudited condensed consolidated interim financial statements were issued, for items requiring adjustment to or disclosure in the accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements. The Company noted no such events or transactions other than those described below.

On March 19, 2026, the Company filed registration statement on Form S-1, which was subsequently amended on April 9, 2026. The registration statement relates to (i) a primary offering of up to 23,422,133 shares of common stock issuable upon the exercise of warrants and up to 5,940,000 shares of common stock issuable upon the conversion of Series A Cumulative Convertible Preferred Stock; and (ii) a secondary offering of up to 30,688,995 shares of common stock and up to 11,922,133 warrants that may be offered for resale from time to time by the selling securityholders named in the registration statement, pursuant to the Company’s registration rights obligations under the registration rights agreement entered into with certain stockholders of the Company in connection with the completion of the de-SPAC transaction.

On March 28, 2026, the board of directors of the Company approved the increase of size of the board of directors to seven. The board of directors of the Company also approved the appointment of Mark Mukhija, CEO of the Company, as the chairman of the board of directors.

On April 6, 2026, the board of directors approved the appointment of Kuljit Basi as a director of the Company.

Emerging Growth Company Status

The Jumpstart Our Business Startups (“JOBS”) Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. However, we may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which the market value of the shares of Common Stock that are held by non-affiliates exceeds $700 million as of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we have elected to provide the following information related to market risk.

Our board of directors have overall responsibility for the establishment and oversight of our risk management policies on an annual basis. Management identifies and evaluates our financial risks and is charged with the responsibility of establishing controls and procedures to ensure financial risks are mitigated in accordance with the approved policies.

Our financial instruments consist of cash, restricted cash, and accounts payable and accrued liabilities. The carrying value of the Company’s cash, and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash and restricted cash. Our maximum exposure to credit risk, as of period end, is the carrying value of our financial assets, being $31,433,782 (November 30, 2025 - $1,301,928) as of February 28, 2026. We hold cash with major financial institutions, therefore minimizing our credit risk.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet financial obligations as they fall due. We manage liquidity by maintaining adequate cash balances and by raising equity and debt financings. We have no assurance that such financings will be available on favorable terms in the future. In general, we attempt to avoid exposure to liquidity risk by obtaining corporate financing through the issuance of shares.

As of February 28, 2026, we had cash of $31,292,822 (November 30, 2025 - $1,301,928) to settle current liabilities of $798,774 (November 30, 2025 - $843,519) which fall due for payment within 12 months of the date of the unaudited condensed consolidated interim balance sheet.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of February 28, 2026, our exposure to market risk was insignificant as we did not hold material amounts of financial instruments in foreign currencies, nor did we hold any debt that was subject to variable interest rates.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any period presented in our unaudited condensed consolidated interim financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of February 28, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the three months ended February 28, 2026.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely manner.

We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, and reconciliations.

The above material weakness did not result in a material misstatement of our unaudited condensed consolidated interim financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

Remediation Efforts to Address the Identified Material Weaknesses

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weaknesses”, there was no change in our internal control over financial reporting during the fiscal quarter ended February 28, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled “Risk Factors” in the Registration Statement, which could materially affect our business, financial condition, or future results. The risks described in the Registration Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)There were no sales of unregistered equity securities during the three months ended February 28, 2026 that were not previously reported on a Current Report on Form 8-K.
(b)	Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	In connection with the closing of the de-SPAC transaction, we adopted our amended and restated bylaws, which, among other things, set forth certain procedures by which our stockholders may recommend nominees to our board of directors.
(c)	During our fiscal quarter ended February 28, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit
2.1†

Amended and Restated Agreement and Plan of Merger, dated as of September 29, 2025, among Spring Valley Acquisition Corp. II, Eagle Nuclear Energy Corp., Spring Valley Merger Sub II, Inc., Spring Valley Merger Sub III, Inc. and Eagle Energy Metals Corp. (included as Annex A to the definitive proxy statement/prospectus filed by Eagle Nuclear Energy Corp. with the SEC on February 2, 2026).

3.1

Amended and Restated Articles of Incorporation of Eagle Nuclear Energy Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

3.2

Amended and Restated By-Laws of Eagle Nuclear Energy Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

3.3

Amended and Restated Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Eagle Nuclear Energy Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

4.1

Warrant Assumption Agreement, dated as of February 24, 2026, by and among Eagle Nuclear Energy Corp., Spring Valley Acquisition Corp. II, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

4.2

PIPE Warrant, dated February 24, 2026, issued to Alyeska Master Fund, L.P. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

10.1

Registration Rights Agreement, dated as of February 24, 2026, by and among Eagle Nuclear Energy Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).
10.4

Second Amendment to Property Option Agreement, dated February 24, 2026, between Eagle Energy Metals Corp., Aurora Energy Metals Ltd. and Oregon Energy LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

10.5

Bill of Sale and Assignment of Membership Interest, dated February 24, 2026, by and between Aurora Energy Metals Ltd., Oregon Energy LLC, and Eagle Energy Metals Corp. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).

10.6+	Eagle Nuclear Energy Corp. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).
10.7+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).
10.8+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Eagle Nuclear Energy Corp. with the SEC on March 2, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

*	Filed or furnished herewith
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE NUCLEAR ENERGY CORP.

Date: April 15, 2026	By:	/s/ Manavdeep Mukhija
	Name:	Manavdeep Mukhija
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Ajaypreet Toor
	Name:	Ajaypreet Toor
	Title:	Chief Financial Officer
(Principal Financing and Accounting Officer)