Form 10-Q
period 2026-05-31
Eagle Nuclear Energy Corp.
filed 2026-07-20
CIK 2089283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 20, 2026, there were 29,579,798 shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, taking into account the information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes, and our actual results and performance could differ materially from those set forth in any forward-looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, without limitation:

●	We are an early-stage company with limited to no operating history upon which investors can evaluate our future prospects.
●	We may be dependent on additional financing to conduct our business plan.
●	We have not generated profits or revenues and do not expect to do so in the near term.
●	Volatility in uranium prices may adversely affect the economic viability of the Aurora Uranium Project and increase investor dilution.
●	Our business is subject to risks inherent in mineral exploration and development activities.
●	We and our target customers operate in a politically sensitive environment, and public perception of nuclear energy can affect us and our target customers.
●	Intense competition in the mining and SMR markets could limit our ability to capture and retain market share.
●	Public acceptance of nuclear energy and competition from other energy sources is unknown.
●	Unfavorable media coverage of mining or nuclear energy could negatively affect our business.
●	Mining operations involve a high degree of risk.
●	The Aurora Uranium Project is in the exploration stage, and there is no assurance that we can establish the existence of any mineral reserve in commercially exploitable quantities. Until then, we cannot earn any revenues from the Aurora Uranium Project, and our business could fail.
●	Mining and mineral exploration are inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.
●	Mining presents potential health risks, and payment of any liabilities arising from these health risks may adversely impact us.
●	The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.
●	Loss of government incentives to use nuclear power may have an adverse impact on the market for SMRs.

●	The market for SMRs generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.
●	Our licensed SMR technology is at an early stage, may never achieve commercial viability, and loss of the license would terminate our ability to pursue this business.
●	We depend entirely on a single license for our SMR technology platform.
●	Our SMR development remains conceptual and faces significant technical risk.
●	We lack the manufacturing infrastructure to scale any future SMR prototype, and early production efforts may cause significant cost overruns and delays.
●	Our directors and executive management team may have conflicts of interest.
●	The loss of key personnel, an inability to attract and retain additional personnel, or difficulties integrating new members of our management team could affect our ability to successfully grow our business.
●	If demand for our uranium resources does not develop as expected, our projected revenues and profits will be adversely affected.
●	Russia’s invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and rising concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.
●	Developments related to the ongoing wars between Russia and Ukraine, conflicts in the Middle East, economic instability in Venezuela, and the global response thereto, could adversely affect our business, financial condition and results of operations.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025

(UNAUDITED)

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF MAY 31, 2026 AND NOVEMBER 30, 2025

	May 31, 2026	November 30, 2025
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$28,091,090	$1,301,928
Prepaid expenses	898,822	162,897
Total current assets	28,989,912	1,464,825

Restricted cash	190,960	—
Deposits	71,506	71,506
Property, plant and equipment	283,877	—
Intangible asset, net	96,450	65,915
Mineral rights	12,755,725	1,201,390
Right of use asset – operating lease, net	701,311	84,326
Total assets	$43,089,741	$2,887,962

Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$783,866	$530,339
Due to related parties	120,130	280,025
Dividends payable	781,151	—
Lease liabilities – current	140,075	33,155
Total current liabilities	1,825,222	843,519

Warrant liability	21,925,000	—
Lease liabilities – non-current	589,935	55,086
Total liabilities	24,340,157	898,605

Commitments and contingencies (Note 16)
Mezzanine equity
Redeemable common stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of May 31, 2026 ($0.0001 par value, 350,000,000 shares authorized; 2,750,000 issued and subject to possible redemption at $0.11 per share as of November 30, 2025)(1)	—	300,000
Series A Cumulative Preferred Stock, redeemable, $0.0001 par value, 3,500,000 shares authorized; 29,700 shares issued and subject to possible redemption beginning February 24, 2031 at $1,000 per share plus accrued and unpaid dividends, as of May 31, 2026 ($0.0001 par value, 50,000,000 shares authorized; none as of November 30, 2025)	25,729,800	—

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 29,579,798 shares issued and outstanding as of May 31, 2026 ($0.0001 par value, 350,000,000 shares authorized; 18,888,289 shares, excluding 2,750,000 shares subject to possible redemption as of November 30, 2025)(1)	2,958	1,889
Preferred stock, $0.0001 par value, 3,500,000 shares authorized; none issued and outstanding, excluding 29,700 shares subject to possible redemption as of May 31, 2026 ($0.0001 par value, 50,000,000 shares authorized; none as of November 30, 2025)	—	—
Additional paid-in capital(1)	26,612,495	7,968,157
Accumulated deficit	(33,595,669)	(6,280,689)
Total stockholders’ equity (deficit)	(6,980,216)	1,689,357
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$43,089,741	$2,887,962
(1)

The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Operating expenses
Business development	$267,827	$—	$348,277	$—
Amortization and depreciation	5,602	—	8,026	—
Exploration expense	496,419	56,678	723,920	63,983
Office and administrative	831,489	60,539	1,238,685	91,580
Professional fees	2,010,841	710,540	2,469,761	1,213,453
Rent expense	80,856	22,483	153,598	48,943
Investor relations	69,390	—	159,211	—
Salaries and wages	3,295,905	—	3,353,846	—
Licensing fee expense	12,603	—	26,249	—
Travel and entertainment	236,509	170,706	287,971	269,552
Total operating expenses	(7,307,441)	(1,020,946)	(8,769,544)	(1,687,511)

Other income (expense)
Change in fair value of warrant liability	(17,750,724)	—	(17,750,724)	—
Interest income	31	—	31	—
Loss on foreign currency transactions	(3,813)	(4,160)	(13,592)	(4,590)
Total other expense	(17,754,506)	(4,160)	(17,764,285)	(4,590)

Net loss	$(25,061,947)	$(1,025,106)	$(26,533,829)	$(1,692,101)

Preferred stock dividends	(748,603)	—	(781,151)	—

Net loss attributable to common stockholders	$(25,810,550)	$(1,025,106)	$(27,314,980)	$(1,692,101)

Weighted average number of shares outstanding, common stock – Basic and diluted(1)	29,657,841	17,717,143	24,567,206	17,252,802

Loss per share, common stock – Basic and diluted(1)	$(0.87)	$(0.06)	$(1.11)	$(0.10)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

	Common Stock					Total
	Number of		Additional	Obligation to	Accumulated	Stockholders’
	Shares(1)	Amount	Paid-In Capital	Issue Shares	Deficit	Equity (Deficit)
Balance November 30, 2024	16,452,690	$1,645	$227,093	$167,750	$(1,020,057)	$(623,569)
Issuance of common shares	2,252,083	226	8,015,622	(427)	—	8,015,421
Issuance of shares to consultants	85,690	8	304,992	(167,750)	—	137,250
Share issuance costs	97,826	10	(577,130)	—	—	(577,120)
Net loss	—	—	—	—	(1,692,101)	(1,692,101)
Balance, May 31, 2025	18,888,289	$1,889	$7,970,577	$(427)	$(2,712,158)	$5,259,881

Balance November 30, 2025	18,888,289	$1,889	$7,968,157	$—	$(6,280,689)	$1,689,357
Conversion of redeemable common stock	2,750,000	275	299,725	—	—	300,000
Reverse recapitalization	6,230,033	623	1,990,561	—	—	1,991,184
Issuance of common shares for acquisition of Oregon Energy LLC	1,710,991	171	11,959,656	—	—	11,959,827
Accretion of mezzanine equity	—	—	(204,076)	—	—	(204,076)
Correction of share issuance	285	—	—	—	—	—
Shares issued for warrant exercises	200	—	2,300	—	—	2,300
Stock based compensation - Options	—	—	2,308,868	—	—	2,308,868
Stock based compensation - RSUs	—	—	2,287,304	—	—	2,287,304
Net loss attributable to common stockholders	—	—	—	—	(27,314,980)	(27,314,980)
Balance, May 31, 2026	29,579,798	$2,958	$26,612,495	$—	$(33,595,669)	$(6,980,216)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

	Common Stock					Total
	Number of		Additional	Obligation to	Accumulated	Stockholders’
	Shares(1)	Amount	Paid-In Capital	Issue Shares	Deficit	Equity (Deficit)
Balance February 28, 2025	16,816,111	$1,681	$1,483,144	$1,350,470	$(1,687,052)	$1,148,243
Issuance of common shares	1,940,076	195	6,905,124	(1,350,897)	—	5,554,422
Issuance of shares to consultants	34,276	3	121,997	—	—	122,000
Share issuance costs	97,826	10	(539,688)	—	—	(539,678)
Net loss	—	—	—	—	(1,025,106)	(1,025,106)
Balance, May 31, 2025	18,888,289	$1,889	$7,970,577	$(427)	$(2,712,158)	$5,259,881

Balance February 28, 2026	29,579,313	$2,958	$22,209,619	$—	$(7,785,119)	$14,427,458
Conversion of redeemable common stock	—	—	—	—	—	—
Reverse recapitalization	—	—	—	—	—	—
Issuance of common shares for acquisition of Oregon Energy LLC	—	—	—	—	—	—
Accretion of mezzanine equity	—	—	(195,596)	—	—	(195,596)
Correction of share issuance	285	—	—	—	—	—
Shares issued for warrant exercises	200	—	2,300	—	—	2,300
Stock based compensation - Options	—	—	2,308,868	—	—	2,308,868
Stock based compensation - RSUs	—	—	2,287,304	—	—	2,287,304
Net loss attributable to common stockholders	—	—	—	—	(25,810,550)	(25,810,550)
Balance, May 31, 2026	29,579,798	$2,958	$26,612,495	$—	$(33,595,669)	$(6,980,216)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

	For the six months	For the six months
	ended May 31, 2026	ended May 31, 2025
Cash flows from operating activities
Net loss attributable to common stockholders	$(27,314,980)	$(1,692,101)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization and depreciation	8,026	—
Change in fair value of warrant liability	17,750,724	—
Loss on foreign currency transactions	13,592	—
Non-cash lease adjustment	23,648	—
Non-cash consulting fees	—	17,874
Preferred stock dividends	781,151	—
Stock based compensation	4,596,172	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	171,677	50,911
Prepaid expenses	(581,992)	(119,939)
Due to related parties	(159,895)	(200,998)
Net cash used in operating activities	(4,711,877)	(1,944,253)

Cash flows from investing activities
Purchase of property, plant and equipment	(47,967)	—
Purchase of intangible assets	(11,925)	—
Investment in mineral rights	(18,155)	(600,000)
Cash assumed on acquisition of Oregon Energy LLC	141,262	—
Net cash provided by (used in) investing activities	63,215	(600,000)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	7,438,301
Proceeds from exercise of warrants	2,300	—
Proceeds from PIPE financing	29,700,000	—
Cash assumed on reverse recapitalization	1,939,457	—
Net cash provided by financing activities	31,641,757	7,438,301

Effects of foreign exchange on cash	(12,973)	—

Increase in cash	26,980,122	4,894,048
Cash and restricted cash, beginning of period	1,301,928	717
Cash and restricted cash, end of period	$28,282,050	$4,894,765

Presented as:
Cash	$28,091,090	$4,894,765
Restricted cash	190,960	—
Cash and restricted cash, end of period	$28,282,050	$4,894,765

Supplemental disclosure of non-cash information
Share issuance costs in accounts payable	$—	$14,540
Share issuance costs settled in shares	$2,097,000	$348,194
Share issuance for acquisition of Oregon Energy LLC	$11,959,827	$—
Conversion of redeemable common stock into nonredeemable common stock	$300,000	$—
Reverse recapitalization	$1,991,184	$—
Accretion of mezzanine equity	$204,076	$—
Additions to intangible assets in accounts payable	$20,534	$—
Prepaid expenses paid by issuance of shares	$—	$122,000
Consultant bonus settled by issuance of bonus shares	$—	$183,200

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

The Company has not yet commenced its principal operations as of May 31, 2026.

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

On February 24, 2026, the Company also completed the acquisition of Oregon Energy LLC (“Oregon Energy”) (Note 5), through which the Company acquired mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of May 31, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Eagle Energy and SVII, following the reverse recapitalization as further discussed in Note 4, as well as its wholly-owned subsidiary, Oregon Energy, following the acquisition of Oregon Energy as further discussed in Note 5. For periods prior to the reverse recapitalization and acquisition of Oregon Energy, the reported share and per share amounts have been retroactively adjusted as further discussed below in this note, with the exception of authorized shares. Accompanying financial statements as of November 30, 2025, and accompanying unaudited condensed interim financial statements for the three and six months ended May 31, 2025, include only the accounts of Eagle Energy.

The unaudited condensed consolidated interim financial statements for the three and six months ended May 31, 2026 reflected (i) the historical operating results of Eagle Energy prior to the de-SPAC transaction, (ii) the combined results of the Company, Eagle Energy, SVII, and Oregon Energy following the closing of the de-SPAC transaction and acquisition, (iii) the assets and liabilities of Eagle Energy at their historical costs, (iv) the assets and liabilities of the Company and SVII at their historical costs, (v) the assets and liabilities assumed from acquisition of Oregon Energy as recognized in an asset acquisition as further discussed in Note 5, and (vi) the Company’s equity structure for all periods presented.

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

The Company previously disclosed in its financial statements for the year ended November 30, 2025 and the period from December 14, 2023 (inception) through November 30, 2024, that a material uncertainty existed that cast doubt on the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. During the six months ended May 31, 2026, as a result of the successful completion of the de-SPAC transaction (Note 4) and a PIPE financing (Note 12), the Company possesses sufficient financial resources to sustain its operations. Thus the previously disclosed material uncertainty regarding the Company’s ability to continue as a going concern has been alleviated.

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

As of May 31, 2026, the Company’s subsidiaries were:

Name of subsidiary	Place of incorporation	Ownership
Eagle Energy	Nevada, the United States	100%
Oregon Energy	Oregon, the United States	100%
SVII	Cayman Islands	100%

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

Retroactive application of reverse recapitalization to the unaudited condensed consolidated interim statements

The weighted average shares during the three and six months ended May 31, 2025 have been recalculated to give effect to the retroactive application of the reverse recapitalization (Note 4) on the outstanding shares. Accordingly, the basic and diluted weighted-average number of shares outstanding of Eagle Energy common stock were retroactively converted to common stock of the Company.

Retroactive application of reverse recapitalization to the unaudited condensed consolidated interim statements of changes in stockholders’ equity (deficit)

The unaudited condensed consolidated interim statements of changes in stockholders’ equity (deficit) for the three and six months ended May 31, 2025 has been recast to reflect the number of common stock of the Company issued to Eagle Energy stockholders in connection with the reverse recapitalization (Note 4) at the par value of the common stock of the Company of $0.0001. The number of shares of Eagle Energy common stock have been recast after giving effect to the exchange ratio in connection with the reverse recapitalization, and the related impacts to common stock and additional paid-in capital for the change in par value.

d)Variable interest entities (“VIE”)

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. As of May 31, 2026, the Company is not involved in any contractual agreements that give rise to a VIE.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

Restricted cash

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use and are not available for general operations. Such amounts are classified as current or noncurrent based on the expected timing of release. As of May 31, 2026, this includes $140,960 held as collateral for reclamation and environmental obligations (Note 6), and $50,000 held as collateral for a corporate credit card.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

Prior to the acquisition, Oregon Energy posted cash bonds as financial assurance with the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the Oregon Department of Geology and Mineral Industries (“DOGAMI”) to satisfy reclamation requirements. As of May 31, 2026, restricted cash representing amounts held as collateral for these obligations totaled $140,960 (November 30, 2025 - $Nil). These bonds relate to mineral exploration activities conducted in fiscal years prior to the acquisition, dating back to 2023, for which reclamation activities have been completed prior to the acquisition.

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

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

As reclamation and environmental obligations were substantially settled prior to the acquisition, and the Company has yet to commence new exploration activities, the carrying amount of reclamation and environmental obligation was $Nil as of May 31, 2026.

Increases in reclamation and environmental obligation associated with exploration activities of the Company are not capitalized to mineral rights (Note 9), as only acquisition costs are capitalizable in accordance with ASC 930, Extractive Activities – Mining.

7.PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following:

	May 31,	November 30,
	2026	2025
Land	$151,172	$—
Buildings	80,593	—
Furniture and equipment	49,457	—
Moveable equipment	1,253	—
Other equipment	7,504	—
	289,979	—

Accumulated depreciation	(6,102)	—
Net book value	$283,877	$—

Depreciation expense for the three and six months ended May  31, 2026, was $4,619 and $6,102, respectively.

Depreciation expense for the three and six months ended May 31, 2025, was $Nil and $Nil, respectively.

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

In accordance with the patent license agreement, a license maintenance fee of $35,000 due on January 31, 2026 has been paid. The Company is obligated to pay additional license maintenance fees of $50,000 on each of January 31, 2027 and January 31, 2028. The Company shall also pay to UNMRI certain royalties on commercial sublicenses and on gross receipts from sale of commercial reactors, subject to minimum annual royalties of $65,000 from the calendar year 2028 onwards. As of May 31, 2026, $20,685 (November 30, 2025 - $29,436) of license maintenance fees were included in accounts payable and accrued liabilities.

The Company’s policy is to expense costs incurred to renew, extend or maintain the term of a recognized patent license as incurred.

Patent licenses are amortized on a straight-line basis over their estimated useful lives pursuant to contract terms.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

The Company’s intangible assets as of May 31, 2026, are as follows:

				Weighted
				Average
		Accumulated		Remaining Life
	Gross Assets	Amortization	Net Assets	(Years)
Patent licenses	$99,888	$(3,438)	$96,450	19.3
Total intangible asset, net	$99,888	$(3,438)	$96,450	19.3

The Company’s intangible assets as of November 30, 2025, are as follows:

				Weighted
				Average
		Accumulated		Remaining Life
	Gross Asset	Amortization	Net Assets	(Years)
Patent licenses	$67,430	$(1,515)	$65,915	19.5
Total intangible asset, net	$67,430	$(1,515)	$65,915	19.5

Aggregate amortization expense was $942 and $1,923 for the three and six months ended May 31, 2026, respectively (for the three and six months ended May 31, 2025, respectively - $Nil). Amortization expense is expected to be approximately $5,000 per year for each of the next five fiscal years.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

The Company capitalized the following acquisition costs for the payments made to Aurora Energy beginning on November 30, 2024 through May 31, 2026.

Aurora Uranium Property
Balance, November 30, 2024	$—
Property option payment	1,000,000
Reimbursement of mining operations expenditures	201,390
Balance, November 30, 2025	1,201,390
Reimbursement of mining operations expenditures	18,155
Issuance common stock (Note 5)	11,536,180
Balance, May 31, 2026	$12,755,725

The aggregate maximum Resource Payment and Pre-Feasibility Bonus potentially payable to Aurora Energy is $10,000,000, payable in additional payment shares. This contingent consideration was not included in the cost of the acquired mineral rights recognized at the closing date and will be recognized as an addition to the cost basis of the asset if and when the applicable milestone is achieved and the obligation becomes probable. As of May 31, 2026, neither milestone had been achieved. The Company currently expects a pre-feasibility study to be completed by the end of calendar year 2027. The Company expects to prepare its next SK1300 mineral resources update in connection with the completion of the pre-feasibility study.

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

The following table presents the net lease cost and other supplemental lease information:

	For the six months	For the six months
	ended May 31, 2026	ended May 31, 2025
Lease cost:
Operating lease cost	$93,581	$—
Short term lease cost	60,017	—
Net lease cost	$153,598	$—
Cash paid for operating lease liabilities	$(69,933)	$—

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

Lease balance sheet information as of May 31, 2026 and November 30, 2025:

Lease liabilities	May 31, 2026	November 30, 2025
Current portion of operating lease liabilities	$140,075	$33,155
Long-term portion of operating lease liabilities	589,935	55,086
	$730,010	$88,241

Future minimum lease payments to be paid by the Company as a lessee as of May 31, 2026 are as follows:

Operating lease commitments and lease liability:
2026	$127,842
2027	209,474
2028	180,665
2029	179,938
2030	183,537
2031	31,201
Total future minimum lease payments	912,657
Discount	(182,647)
Total	$730,010

11.WARRANT LIABILITY

On February 24, 2026, in connection with the PIPE financing (Note 12), the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $12.00 per share, in addition to 29,700 Series A Cumulative Convertible Preferred Stock. The fair value of warrants upon issuance was $4,174,276.

These warrants are accounted for as derivative liabilities as they contain a put option that may be exercised in the event of a fundamental transaction of the Company, pursuant to ASC 480-10, Distinguishing Liabilities from Equity. As such, the warrants are recognized initially at fair value and subsequently remeasured at fair value through earnings, reported as change in fair value of warrant liability in the unaudited condensed consolidated interim statements of operations.

The warrant liability is classified within Level 3 of the fair value hierarchy, as the valuation technique uses significant unobservable inputs, including expected volatility and, at issuance, a discount for lack of marketability.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at November 30, 2025	$—
Issuance	4,174,276
Change in fair value of warrant liabilities	17,750,724
Balance as at May 31, 2026	$21,925,000

The entire change in fair value of the warrant liability during the six months ended May 31, 2026 relates to warrants still outstanding as of May 31, 2026, as none of the warrants have been exercised or settled.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

The fair value of the warrant liability arising from 2,500,000 warrants issued with the PIPE financing was calculated using the Monte Carlo model, performed by a third-party valuation specialist. The key inputs used in the Monte Carlo model were as follows:

		February 24, 2026
	May 31, 2026	(at issuance)
Share price	$10.08	$6.99
Exercise price reset date	September 22, 2026	September 22, 2026
Floor price	$7.50	$7.50
Discount for lack of marketability	—	64.1%
Expected volatility	120%	100%
Risk free interest rate	4.04%	3.55%
Expected life of warrant	4.74 years	5 years

A Monte Carlo model is utilized due to the existence of an exercise price reset mechanism attached to these warrants, that could be triggered on the twenty-first trading day following the date that is six months after issuance if the 20-day VWAP of the common stock of the Company (“Measurement Price”) is less than the exercise price of $12.00 per share, with the exercise price being reduced to the greater of the Measurement Price and $7.50.

As of May 31, 2026, a discount for lack of marketability for warrant liability valuation has been reduced from 64.1% at issuance to nil, as a resale registration statement became effective on April 24, 2026, making the underlying shares freely tradable. A discount for lack of marketability of 64.1% was selected as of February 24, 2026 to calibrate the valuation model to the transaction price of the PIPE Financing, in line with the AICPA’s Valuation of Portfolio Company Investments of Venture Capital and Private Equity Funds and Other Investment Companies guide.

Expected volatility was estimated based on the median observed historical share price volatility of a set of comparable publicly traded exploration stage uranium companies that have similar risk considerations as the Company, due to the Company’s limited trading history.

The fair value of the warrant liability is sensitive to changes in the significant unobservable inputs described above. In general, an increase in expected volatility, or a decrease in discount for lack of marketability, would result in a higher fair value of the warrant liability; while a decrease in expected volatility, or an increase in discount for lack of marketability, would result in a lower fair value. The Company’s expected volatility, in particular, was estimated using a limited set of comparable peer companies given the Company’s limited trading history, and different reasonable judgments about the composition of that peer set could have resulted in a different volatility estimate and a materially different fair value measurement as at May 31, 2026.

12.STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

Common stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 4) on February 24, 2026, the Company, being Eagle Energy at the time, had 350,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of May 31, 2026 and November 30, 2025, the Company had 29,579,798 and 18,888,289 shares (excluding 2,750,000 shares subject to possible redemption) issued and outstanding, respectively.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

Activities during the six months period ended May 31, 2026:

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

On April 27, 2026 and May 1, 2026, the Company issued a total of 200 shares of common stock in connection with warrant exercises, at a price of $11.50 per share for total proceeds of $2,300.

On May 26, 2026, the Company issued 285 shares of common stock to a stockholder to rectify an administrative error related to a prior issuance of common stock. The issuance had no incremental fair value and did not result in any additional consideration being exchanged.

Activities during the six months ended May 31, 2025:

In December 2024, the Company completed a private placement offering of 312,007 common shares of the Company, with a par value of $0.0001 per share, at a price of $3.56 per share for total proceeds of $1,110,529. Additionally, 51,414 bonus shares valued at $183,000, of which $167,750 was recognized as obligation to issue shares as of November 30, 2024, and $15,250 was recognized as professional fees in the unaudited condensed consolidated interim statement of operations for the six months ended May 31, 2025, were issued to a consultant for professional services rendered from January 2024 to December 2024.

In March 2025, the Company completed another private placement offering of 478,871 common shares of the Company, with a par value of $0.0001 per share, at a price of $3.56 per share for total proceeds of $1,704,446.

In April 2025, the Company completed a Regulation Crowdfunding offering (“Reg CF”) pursuant to Section 4(a)(6) of the Securities Act of 1933 and Regulation Crowdfunding thereunder. Through this offering, the Company issued a total of 1,318,287 common shares, with a par value of $0.0001 per share, at a price of $3.56 per share, for gross proceeds of $4,692,172. The shares issued are subject to transfer restrictions under applicable securities laws, including a one-year holding period for Reg CF investors.

In May 2025, the Company issued an additional 77,644 common shares, with a par value of $0.0001 per share, under its Reg CF offering at a price of $3.56 per share, for gross proceeds of $276,364. An amount of $427 remained receivable as of May 31, 2025. Additionally, the Company completed a private placement offering of 65,274 common shares of the Company, with a par value of $0.0001 per share, at a price of $3.56 per share, for gross proceeds of $232,331. The Company also issued 34,276 shares with a deemed fair value of $3.56 per share as non-cash consideration for consulting services to be rendered from May 2025 to November 2025.

For the six months ended May 31, 2025, the Company incurred a total of $577,120 in share issuance costs paid in cash related to its Reg CF offering and private placements. On May 29, 2025, the Company also issued 97,826 common shares with a deemed fair value of $3.56 per share to the agents in its Reg CF offering as compensation, which is included in share issuance costs.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

Preferred stock

The Company has 3,500,000 shares of preferred stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 4) on February 24, 2026, the Company, being Eagle Energy at the time, had 50,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

As of May 31, 2026 and November 30, 2025, the Company had no preferred stock issued and outstanding, excluding 29,700 shares subject to possible redemption as of May 31, 2026.

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

As of May 31, 2026, the amount of redeemable common stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable common stock, November 30, 2024	$—
Gross proceeds	300,000
Less: share issuance costs	(170)
Plus: adjust carrying value to redemption value	170
Redeemable common stock, November 30, 2025	300,000
Less: transfer to permanent equity	(300,000)
Redeemable common stock, May 31, 2026	$—

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

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

As of May 31, 2026, the amount of redeemable Series A Cumulative Convertible Preferred Stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable Series A Cumulative Convertible Preferred Stock, November 30, 2025	$—
Gross proceeds	29,700,000
Allocation to warrant liability (Note 11)	(4,174,276)
Accretion	204,076
Redeemable Series A Cumulative Convertible Preferred Stock, May 31, 2026	$25,729,800

Equity incentive plan

Upon the de-SPAC transaction (Note 4), the Company implemented a 2025 Equity Incentive Plan (“EIP”). The Company may grant equity-based awards under the EIP, including options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other stock based awards. The maximum number of shares the Company may issue pursuant to awards granted under the 2025 EIP is 4,437,008 shares, subject to an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2027 and continuing until, and including, January 1, 2035, equal to the lesser of (i) 5% of the outstanding shares of all classes of Common Stock on such date or (ii) such lesser number of shares of Common Stock as determined by the board of directors. As of May 31, 2026, the remaining unused capacity under the 2025 EIP is 2,957,508 shares. During the three and six months ended May 31, 2026, the Company issued 887,375 and 887,375 stock options, respectively, and 592,125 and 592,125 RSUs, respectively.

Earnout shares

In connection with the de-SPAC transaction (Note 4), the Company has reserved an additional 1,500,000 shares of common stock (“Earnout Share Pool”) in the EIP to be granted to eligible shareholders of the Company. During the Earnout Period, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. The Company evaluated the Earnout Shares under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital. No Earnout Share has been issued as of May 31, 2026.

Stock options

Activities during the six months ended May 31, 2026:

On April 15, 2026, the Company granted 750,000 stock options to the Chief Executive Officer (the “CEO”) under the Company’s EIP. The options are exercisable at $10.00 per common share and expire on April 15, 2031. One-third of the options vested immediately on the grant date, with the remaining options vesting in two equal tranches on the first and second anniversaries of the grant date, subject to the recipient’s continued service with the Company.

On May 6, 2026, the Company granted 96,750 stock options to certain officers, employees and consultants under the Company’s EIP. The options are exercisable at $9.15 per common share and expire on May 6, 2031. One-third of the options vested immediately

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

on the grant date, with the remaining options vesting in two equal tranches on the first and second anniversaries of the grant date, subject to the recipient’s continued service with the Company.

On May 6, 2026, the Company granted 40,625 stock options to certain directors under the Company’s EIP. The options are exercisable at $9.15 per common share and expire on May 6, 2031. One-half of the options vested immediately on the grant date, with the remaining options vesting on the first anniversary of the grant date, subject to the recipient’s continued service with the Company.

Activities during the six months ended May 31, 2025:

No stock options were issued during the six months ended May 31, 2025.

As of May 31, 2026, the continuity of stock options is as follows:

		Weighted Average
	Number of stock options	Exercise price
Balance, November 30, 2025	—	$—
Granted	887,375	9.87
Balance, May 31, 2026	887,375	$9.87

As at May 31, 2026, the following stock options were outstanding and exercisable:

			Outstanding Options			Exercisable Options
				Weighted	Weighted		Weighted
				Average	Average		Average	Weighted
	Expiry	Exercise		Remaining	Exercise		Remaining	Average
Grant Date	Date	Price	Number	Life	Price	Number	Life	Exercise Price
		$			$			$
15-Apr-26	15-Apr-31	$10.00	750,000	4.88 years	$10.00	250,000	4.88 years	$10.00
6-May-26	6-May-31	$9.15	137,375	4.93 years	$9.15	52,564	4.93 years	$9.15
			887,375	4.89 years	$9.87	302,564	4.89 years	$9.85

As of May 31, 2026, the intrinsic value of outstanding options and exercisable options are $187,759 and $68,885, respectively.

The fair value of the options was determined using the Black-Scholes option pricing model and is recognized as share-based compensation expense over the requisite service period. Based on the below inputs, the Company determined that the stock options had a fair value of $5,783,245 upon issuance during the six months ended May 31, 2026.

Expected volatility	114.01% – 114.36%
Expected term	2.75 years – 3 years
Risk free interest rate	3.90% - 3.99%
Dividend yield	0%

During the three and six months ended May 31, 2026, the Company recognized stock based compensation relating to stock options of $2,308,868 and $2,308,868 (May 31, 2025 - $Nil and $Nil), respectively, identical as all grants were made during the three months ended May 31, 2026. For the six months ended May 31, 2026, the Company recognized stock based compensation expenses of $1,987,317 in salaries and wages; $283,541 in professional fees (Note 14); and $38,010 in business development. Future unrecognized stock-based compensation expense arising from the stock options amount to $3,474,377.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

Restricted stock units (“RSUs”)

Activities during the six months ended May 31, 2026:

On April 15, 2026, the Company granted 250,000 RSUs to its CEO under the Company’s EIP. One-third of the RSUs vested on the grant date, with the remainder vesting equally on the first and second anniversaries of the grant date, subject to continued service. The grant date fair value was $9.52 per RSU.

On May 6, 2026, the Company granted 220,250 RSUs to certain officers, employees and consultants under the Company’s EIP. One-third of the RSUs vested on the grant date, with the remainder vesting equally on the first and second anniversaries of the grant date, subject to continued service. The grant date fair value was $9.15 per RSU.

On May 6, 2026, the Company granted 121,875 RSUs to certain directors under the Company’s EIP. One-half of the RSUs vested on the grant date, with the remainder vesting on the first anniversary of the grant date, subject to continued service. The grant date fair value was $9.15 per RSU.

Activities during the six months ended May 31, 2025:

No RSUs were issued during the six months ended May 31, 2025.

As of May 31, 2026, the continuity of RSUs is as follows:

Number of RSUs
Balance, November 30, 2025	—
Granted	592,125
Balance, May 31, 2026	592,125

As at May 31, 2026, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
250,000	April 15, 2026	83,333
342,125	May 6, 2026	134,356
592,125		217,689

During the three and six months ended May 31, 2026, the Company recognized share-based compensation relating to RSUs of $2,287,304 and $2,287,304 (May 31, 2025 - $Nil and $Nil), respectively, identical as all grants were made during the three months ended May 31, 2026. For the six months ended May 31, 2026, the Company recognized stock based compensation expenses of $1,113,593 in salaries and wages; $1,009,143 in professional fees (Note 14); and $164,568 in business development. Future unrecognized stock-based compensation expense arising from the stock options amount to $3,223,140.

Warrants

As of May 31, 2026, the continuity of share purchase warrants is as follows:

	Number of	Weighted Average	Remaining
	warrants	Exercise price	life (Years)
Balance, November 30, 2025	—	$—	—
Issued for PIPE financing	2,500,000	12.00	4.74
Issued on reverse recapitalization (Note 4)	20,922,133	11.50	4.74
Exercised	(200)	11.50	—
Adjustment	(17)	11.50	—
Balance, May 31, 2026	23,421,916	$11.55	4.74

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

As of May 31, 2026, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
2,500,000	$12.00	February 24, 2031
20,921,916	$11.50	February 24, 2031
23,421,916

As of May 31, 2026, the Company classified 20,921,916 warrants as equity and 2,500,000 warrants as liabilities.

Activities during the six months period ended May 31, 2026:

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

On February 24, 2026, in connection with the PIPE financing, the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of New Eagle common stock at an exercise price of $12.00 per share. These warrants are classified as liabilities, and had a fair value of $4,174,276 at issuance (Note 11).

On April 27, 2026 and May 1, 2026, public warrants holders exercised an aggregate of 200 warrants for common shares of the Company.

During the six months ended May 31, 2026, the Company cancelled 17 public warrants as a result of fractional breakage from conversion from former SVII units upon the reverse recapitalization.

Diluted loss per share

The Company has the following anti-dilutive securities as of May 31, 2026 and 2025:

	May 31, 2026	May 31, 2025
Warrants	23,421,916	—
Stock options	887,375	—
RSUs	592,125	—
Earnout shares	1,500,000	—
Series A Cumulative Convertible Preferred Stock	2,500,000	—
	28,901,416	—

13.RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2026, the Company incurred $135,030 (for the six months ended May 31, 2025 - $90,000) in fees to the CEO of the Company, and $25,000 of bonus to the CEO (for the six months ended May 31, 2025 - $Nil) payable upon completion of the de-SPAC transaction (Note 4). As of May 31, 2026, $60,030 of CEO fees (November 30, 2025 - $15,000), and $12,886 in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

During the six months ended May 31, 2026, the Company incurred $78,009 (for the six months ended May 31, 2025 - $Nil) in fees to the Chief Financial Officer (the “CFO”) of the Company. As of May 31, 2026, $24,259 of CFO fees (November 30, 2025 - $10,750) and $1,947 in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the six  months ended May 31, 2026, the Company incurred $Nil (for the six months ended May 31, 2025 - $90,000) in fees with a company controlled by the former Chief Financial Officer (the “former CFO”) of the Company. As of May 31, 2026, $Nil of former CFO fees (November 30, 2025 - $15,000) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $72,500 (for the six months ended May 31, 2025 - $90,000) of consulting fees with a company controlled by a director of the Company. As of May 31, 2026, $15,000 (November 30, 2025 - $22,500) of consulting fees and $6,008 (November 30, 2025 - $7,971) in expense reimbursements were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $135,000 (for the six months ended May 31, 2025 - $231,250) of consulting fees with a company (for the six months ended May 31, 2025 - two companies) controlled by a stockholder of the Company. As of May 31, 2026, $Nil (November 30, 2025 - $67,875) of consulting fees and $Nil (November 30, 2025 - $128,064) in expense reimbursements were included in due to related parties.

Additionally, there was one stockholder who held over 5% of the Company’s common stock during the six months ended May 31, 2025 that provided consulting services to the Company. The stockholder no longer holds over 5% of the Company’s common stock during the six months ended May 31, 2026. During the six months ended May 31, 2026, the Company incurred $Nil (for the six months ended May 31, 2025 - $90,250) of consulting fees with this stockholder. As of May 31, 2026, $Nil (November 30, 2025 - $12,865) was included in due to related parties for amounts relating to expense reimbursements due to a stockholder.

During the six months ended May 31, 2026, the Company granted the following stock options and RSUs to related parties:

●	750,000 stock options with grant date fair value of $4,917,072 and 250,000 RSUs with grant date fair value of $2,380,000 to the CEO;
●	14,000 stock options with grant date fair value of $89,084 and 42,000 RSUs with grant date fair value of $384,300 to the CFO; and,
●	40,625 stock options with grant date fair value of $250,536 and 121,875 RSUs with grant date fair value of $1,115,156 to four directors.

During the six months ended May 31, 2026, the Company incurred $3,069,747 (for the six months ended May 31, 2025 - $Nil) of stock based compensation to the CEO and CFO, recognized in salaries and wages; and $731,157 (for the six months ended May 31, 2025 - $Nil) of stock based compensation to the Company’s directors, recognized in professional fees (Note 14).

14.PROFESSIONAL FEES

Details of professional fees are presented below:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Consulting	$596,803	$377,116	$899,203	$690,192
Management fees	—	90,000	102,250	180,000
Legal, accounting and others	682,881	243,424	737,151	343,261
Directors’ compensation	731,157	—	731,157	—
	$2,010,841	$710,540	$2,469,761	$1,213,453

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

15.OFFICE AND ADMINISTRATIVE

Details of office and administrative are presented below:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Administrative expenses	$75,043	$59,264	$173,679	$89,994
Bank charges	904	1,275	3,424	1,586
Insurance	224,900	—	241,466	—
Marketing	305,360	—	536,476	—
Public company costs	225,282	—	283,640	—
	$831,489	$60,539	$1,238,685	$91,580

16.COMMITMENTS AND CONTINGENCIES

Commitments

On January 1, 2024, the Company entered into a consulting agreement with the CEO of the Company. Pursuant to the agreement, the CEO is eligible to receive a one-time cash payment of $25,000 upon completion of an initial public offering. In connection with the completion of the de-SPAC transaction (Note 4), this condition was satisfied, and accordingly, the $25,000 payment was paid during the six months ended May 31, 2026. Following the de-SPAC transaction, the CEO is expected to enter into an executive employment agreement with the Company, which was approved by the board on June 5, 2026 (Note 19). Pursuant to the new executive employment agreement, the CEO will be entitled to receive (i) $50,000 of cash bonus payable upon the commencement of the Company’s technical work program at the AUP; and, at the board’s approval, (ii) 183,333 RSUs pursuant to the EIP; and, (iii) additional equity awards consisting of a mix of stock options and RSUs totaling 1,000,000 shares, with allocations to be determined by the Company’s board of directors. The additional equity awards totaling 1,000,000 shares, consisting of 750,000 stock options and 250,000 RSUs, were granted to the CEO on April 15, 2026 (Note 13).

On June 1, 2024, the Company began leasing office space on a month-to-month basis from an unrelated third party under an operating lease agreement. The monthly payments approximate $7,500 (CAD$10,500) and ancillary expenses. This operating lease agreement has been terminated as of March 31, 2026. During the six months ended May 31, 2026, rent expense under this agreement totaled $30,274 (for the six months ended May 31, 2025 - $48,943).

On September 29, 2025, the Company entered into the PIPE Agreement with Eagle Energy and a private investor, regarding a potential issuance by the Company, of 29,700 shares of Series A Cumulative Convertible Preferred Stock for $29,700,000 (“PIPE Issuance”), upon the completion of the de-SPAC transaction as contemplated by the BCA (Note 4). The PIPE Issuance was completed on February 24, 2026. The Series A Cumulative Convertible Preferred Stock accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash). At the option of the holder, the PIPE Issuance is convertible to common stock of the Company initially at a conversion price of $11.88, representing a conversion ratio of 1-to-84.18, subject to adjustments. In connection with the PIPE Issuance, the Company also issued to the investor 2,500,000 warrants with an exercise price of $12.00 per share (Note 12). As of May 31, 2026, the Company accrued dividends of $781,151.

On October 15, 2025, the Company entered into a consulting agreement with the CFO of the Company. Pursuant to the agreement, the Company will use commercially reasonable efforts to issue 90,000 stock options to the CFO upon completion of listing on Nasdaq. As of May 31, 2026, the Company issued 14,000 stock options and 42,000 RSUs to the CFO. A commitment to issue 34,000 stock options remains yet to be met. Following the de-SPAC transaction, the CFO is expected to enter into an executive employment agreement with the Company, which was approved by the board on June 5, 2026 (Note 19). Pursuant to the new executive employment agreement, the CFO may receive an additional 10,000 RSUs pursuant to the EIP, subject to the board’s approval.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

On October 16, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in New York for 62 months, which commenced on January 1, 2026 (Note 10). The monthly payments approximate $14,457 and ancillary expenses. During the period ended May 31, 2026, rent expense under this agreement totaled $71,118 (May 31, 2025 - $Nil).

On November 3, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in Vancouver for 2 years (Note 10). The monthly payments approximate $4,211 (CAD $5,787) and ancillary expenses. During the period ended May 31, 2026, rent expense under this agreement totaled $22,463 (May 31, 2025 - $Nil).

On February 24, 2026, upon the completion of the de-SPAC transaction (Note 4), the Company granted the right to certain shareholders of the Company to receive Earnout Shares (Note 12). During the Earnout Period until February 24, 2031, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. No Earnout Share has been issued as of May 31, 2026.

On March 27, 2026, the Company entered into a drilling services agreement with Harris Exploration Drilling & Associates Inc. to complete a 27,000 ft drill program at the AUP to address data gaps and advance the AUP towards a pre-feasibility study. The drill program is expected to commence in July 2026, subject to requisite permit approvals from BLM and DOGAMI. The agreement may be terminated for convenience at any time by the Company with 30 days prior written notice at no penalty, with only payment required for work actually performed up to the effective date of termination and for reasonable, documented demobilization costs directly resulting from such termination.

On April 28, 2026, the Company entered into a services agreement with Tensor Medium Corporation, an advanced algorithm and artificial intelligence company, to support reactor modeling, simulation and optimization efforts connected to the Company’s SMR program, including reactor engineering support, materials optimization, quantum development, and support for future licensing readiness in connection with the Company’s SMR development initiatives. The contract is for a term of 12 months and may be terminated for convenience at any time by either party with 30 days prior written notice at no penalty.

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

17.RISK CONCENTRATION

Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and accounts payable and accrued liabilities. The total uninsured cash balance as of May 31, 2026 was $27,748,634 (November 30, 2025 - $980,411). The uninsured cash balance located in Canada was $160,081 and the uninsured cash balance located in the United States was $27,588,553.

18.SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company has determined that it operates in a single operating segment in a single geographic region, as the Company is an integrated uranium exploration and SMR development operation in North America.

The CODM receives and reviews financial information on a consolidated basis. The CODM evaluates performance and allocates resources based on consolidated net loss, as presented in the Company’s unaudited condensed consolidated interim statement of operations, and monitors budget-to-actual variances for significant expense categories given their direct relationship to cash burn. The CODM also reviews the consolidated balance sheet to assess liquidity.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026 AND 2025 (UNAUDITED)

Segment assets are the same as consolidated total assets of $43,089,741 as of May 31, 2026, and $2,887,962 as of November 30, 2025.

The table below summarizes the significant expense categories regularly reviewed by the CODM, and reconciles to the Company’s condensed consolidated net loss as presented in the unaudited condensed consolidated statement of operations:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

Operating expenses
Exploration expense	$496,419	$56,678	$723,920	$63,983
Office and administrative	831,489	60,539	1,238,685	91,580
Professional fees	2,010,841	710,540	2,469,761	1,213,453
Salaries and wages	3,295,905	—	3,353,846	—
Change in fair value of warrant liability	17,750,724	—	17,750,724	—
Other segment items*	676,569	197,349	996,893	323,085
Net loss	$(25,061,947)	$(1,025,106)	$(26,533,829)	$(1,692,101)

(*)Other segment items consist of business development, amortization and depreciation, rent expense, investor relations, licensing fee expense, travel and entertainment, interest income, and loss on foreign currency transactions.

19.SUBSEQUENT EVENTS

The Company evaluated all events and transactions occurring subsequent to May 31, 2026, through the date the unaudited condensed consolidated interim financial statements were issued, for items requiring adjustment to or disclosure in the accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements. The Company noted no such events or transactions other than those described below.

On June 5, 2026, the board of directors of the Company approved and ratified the written CEO and CFO employment agreements, effective upon the consummation of the de-SPAC, with annualized base salaries at $350,000 and $180,000, respectively, and eligibility to receive certain incentive bonuses and to participate in the EIP of the Company, as disclosed in Note 16.

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

The Company’s corporate office and mailing address are located at 5470 Kietzke Lane, Suite 300, Reno, NV 89511 and the Company’s phone number is (775) 335-2029. The Company’s website address is https://eaglenuclear.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Quarterly Report.

The Company has not yet commenced its principal operations as of May 31, 2026.

Through the acquisition of Oregon Energy LLC (“Oregon Energy”) on February 24, 2026, the Company currently owns mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of May 31, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

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

The common stock and public warrants of the Company began trading on Nasdaq under the ticker symbols of “NUCL” and “NUCLW”, respectively, on February 25, 2026.

Recent Developments

Engagement of consultant to support reactor simulation and optimization for SMR program

On June 9, 2026, the Company announced it has engaged Tensor Medium Corporation, an advanced algorithm and artificial intelligence company, to support reactor modeling, simulation and optimization efforts connected to the Company’s SMR program, including reactor engineering support, materials optimization, quantum development, and support for future licensing readiness in connection with the Company’s SMR development initiatives.

Commencement of environmental baseline studies at AUP

On April 1, 2026, the Company announced its intention to conduct a 27,000 ft drill program at the AUP during the summer of 2026, pursuant to a comprehensive “Gap Analysis” study completed by the Company’s resource consultants, designed to address data gaps at the AUP in order to advance the AUP towards a pre-feasibility study.

In connection with these studies, the Company announced on April 9, 2026 that it has entered into a Drilling Services Agreement with Harris Exploration Drilling & Associates Inc. of Fallon, NV to complete the drill program, with program commencement expected to be in July 2026, subject to requisite permit approvals from the federal Bureau of Land Management (“BLM”) and the Oregon Department of Geology and Mineral Industries (“DOGAMI”), with permitting efforts led by SLR International Corporation.

Pre-drilling environmental baseline studies are under way to collect meteorological, hydrological, cultural, and archeological data, with additional environmental baseline studies expected to be undertaken in advance of commencement of drilling. In connection with these efforts, the Company has completed the installation of a 10-meter high meteorological station at the AUP for the collection of ambient weather and atmospheric data, including wind speed and direction, temperature, humidity, barometric pressure, and solar radiation.

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

Results of Operations – For the Six Months Ended May 31, 2026 and 2025 (unaudited):

	For the six	For the six
	months ended	months ended
Operating expenses	May 31, 2026	May 31, 2025	Change	Change
	$	$	$	%
Business development	348,277	—	348,277	100
Amortization and depreciation	8,026	—	8,026	100
Exploration expenses	723,920	63,983	659,937	1,031
Office and administrative	1,238,685	91,580	1,147,105	1,253
Professional fees	2,469,761	1,213,453	1,256,308	104
Rent expense	153,598	48,943	104,655	214
Investor relations	159,211	—	159,211	100
Salaries and wages	3,353,846	—	3,353,846	100
Licensing fee expense	26,249	—	26,249	100
Travel and entertainment	287,971	269,552	18,419	7
Total operating expenses	(8,769,544)	(1,687,511)	(7,082,033)	420

Other income (expense)
Change in fair value of warrant liability	(17,750,724)	—	(17,750,724)	100
Interest income	31	—	31	100
Loss on foreign currency transactions	(13,592)	(4,590)	(9,002)	196

Net loss	(26,533,829)	(1,692,101)	(24,841,728)	1,468

Preferred stock dividends	(781,151)	—	(781,151)	100

Net loss attributable to common shareholders	(27,314,980)	(1,692,101)	(25,622,879)	1,514

During the six months ended May 31, 2026, the Company incurred a net loss of $26,533,829 compared to a net loss of $1,692,101 for the six months ended May 31, 2025. An analysis of the increase in net loss of $24,841,728 including the major components of our results for the periods, is below.

Business development

Business development expenses for the six months ended May 31, 2026, was $348,277, an increase of $348,277 compared to $Nil for the six months ended May 31, 2025. This increase is primarily driven by the Company’s engagement of external business development firms as part of its previous efforts to complete its go public transaction, and continued engagement with the capital market. Expenditure on business development is inclusive of stock-based compensation of $223,038 in connection with stock options and RSUs granted to business development consultants during the six months ended May 31, 2026. No such costs were incurred in the comparative period.

Exploration expenses

Exploration expenses for the six months ended May 31, 2026, was $723,920, an increase of $659,937 compared to $63,983 for the six months ended May 31, 2025. The increase is primarily driven by activities undertaken by the Company on mineral rights assessments and other related work in connection with the Aurora Uranium Project, in connection with its ongoing environmental baseline studies in preparation for the commencement of a new exploration program.

Office and administrative

Office and administrative expenses for the six months ended May 31, 2026, were $1,238,685, an increase of $1,147,105 compared to $91,580 for the six months ended May 31, 2025. This increase is primarily driven by expanded operations. This mainly includes an increase of $536,476 in marketing expenses incurred by the Company for various advertising and promotional activities in connection with the Company’s recent listing, an increase of $241,466 in insurance expenses, and an increase of $283,640 in public company costs incurred for Nasdaq listing and other public company filing costs.

Professional fees

Professional fees for the six months ended May 31, 2026, were $2,469,761, an increase of $1,256,308 compared to $1,213,453 for the six months ended May 31, 2025. This increase is primarily driven by stock-based compensation of $1,292,686 in connection with stock options and RSUs granted during the six months ended May 31, 2026 to directors, and consultants of the Company during the six months ended May 31, 2026, with $731,157 attributable to directors’ compensation, $311,652 attributable to legal and other professional fees, and $249,877 attributable to consulting. The increase is partially offset by changes such as remuneration of the Company’s CEO and CFO being reported as salaries and wages upon de-SPAC, with the replacement of previous consulting agreements with executive employment agreements.

Rent expense

Rent expense for the six months ended May 31, 2026, was $153,598, an increase of $104,655 compared to $48,943 for the six months ended May 31, 2025. This increase is primarily driven by two new leases for new offices in Vancouver commencing November 2025 and New York commencing January 2026.

Investor relations

Investor relations for the six months ended May 31, 2026, was $159,211, an increase of $159,211 compared to $Nil for the six months ended May 31, 2025. This increase is primarily driven by the Company’s engagement of an external investor relations firm in relation to becoming a public company. No such costs were incurred in the comparative period.

Salaries and wages

Salaries and wages for the six months ended May 31, 2026, was $3,353,846, an increase of $3,353,846 compared to $Nil for the six months ended May 31, 2025. This increase is mainly due to the hiring of a full-time Head of Licensing in November 2025, the Company entering into executive employment agreements with its CEO and CFO upon de-SPAC, and $3,100,910 in stock-based compensation in connection with stock options and RSUs granted during the six months ended May 31, 2026 to the CEO, CFO, and employees of the Company.

Licensing fee expense

Licensing fee expense for the six months ended May 31, 2026, was $26,249, an increase of $26,249 compared to $Nil for the six months ended May 31, 2025. This increase is due to the Company’s entrance into a patent license agreement with UNM Rainforest Innovations in June 2025.

Travel and entertainment

Travel and entertainment expense for the six months ended May 31, 2026, was $287,971, an increase of $18,419 compared to $269,552 for the six months ended May 31, 2025. This increase is due to a slight increase in executive and consultant travel in the current period.

Change in fair value of warrant liability

Change in fair value of warrant liability for the six months May 31, 2026, was a loss of $17,750,724, an increase of $17,750,724 compared to $Nil for the six months ended May 31, 2025. This warrant liability relates to PIPE warrants of the Company which are puttable under certain circumstances. The increase in liability balance during the six months ended May 31, 2026 is mainly due to changes to inputs into the Monte Carlo valuation of the warrant liability, including the increasing valuation of shares of the Company, and the removal of a discount for lack of marketability due to the Company’s current public company status.

Results of Operations – For the Three Months Ended May 31, 2026 and 2025 (unaudited):

	For the three	For the three
	months ended	months ended
Operating expenses	May 31, 2026	May 31, 2025	Change	Change
	$	$	$	%
Business development	267,827	—	267,827	100
Amortization and depreciation	5,602	—	5,602	100
Exploration expenses	496,419	56,678	439,741	776
Office and administrative	831,489	60,539	770,950	1,273
Professional fees	2,010,841	710,540	1,300,301	183
Rent expense	80,856	22,483	58,373	260
Investor relations	69,390	—	69,390	100
Salaries and wages	3,295,905	—	3,295,905	100
Licensing fee expense	12,603	—	12,603	100
Travel and entertainment	236,509	170,706	65,803	39
Total operating expenses	(7,307,441)	(1,020,946)	(6,286,495)	616

Other income (expense)
Change in fair value of warrant liability	(17,750,724)	—	(17,750,724)	100
Interest income	31	—	31	100
Loss on foreign currency transactions	(3,813)	(4,160)	347	(8)

Net loss	(25,061,947)	(1,025,106)	(24,036,841)	2,345

Preferred stock dividends	(748,603)	—	(748,603)	100

Net loss attributable to common stockholders	(25,810,550)	(1,025,106)	(24,785,444)	2,418

During the three months ended May 31, 2026, we incurred a net loss of $25,061,947 compared to a net loss of $1,025,106 for the three months ended May 31, 2025. An analysis of the increase in net loss of $24,036,841 including the major components of our results for the periods, is below.

Business development

Business development expenses for the three months ended May 31, 2026, was $267,827, an increase of $267,827 compared to $Nil for the three months ended May 31, 2025. This increase is primarily driven by the Company’s engagement of external business development firms as part of its previous efforts to complete its go public transaction, and continued engagement with the capital market. Expenditure on business development is inclusive of stock-based compensation of $223,038 in connection with stock options and RSUs granted to business development consultants during the three months ended May 31, 2026. No such costs were incurred in the comparative period.

Exploration expenses

Exploration expenses for the three months ended May 31, 2026, was $496,419, an increase of $439,741 compared to $56,678 for the three months ended May 31, 2025. The increase is primarily driven by activities undertaken by the Company on mineral rights assessments and other related work in connection with the Aurora Uranium Project, in connection with its ongoing environmental baseline studies in preparation for the commencement of a new exploration program.

Office and administrative

Office and administrative expenses for the three months ended May 31, 2026, were $831,489, an increase of $770,950 compared to $60,539 for the three months ended May 31, 2025. This increase is primarily driven by expanded operations. This mainly includes an increase of $305,360 in marketing expenses incurred by the Company for various advertising and promotional activities in connection with the Company’s recent listing, an increase of $224,900 in insurance expenses, and an increase of $225,282 in public company costs incurred for Nasdaq listing and other public company filing costs.

Professional fees

Professional fees for the three months ended May 31, 2026, were $2,010,841, an increase of $1,300,301 compared to $710,540 for the three months ended May 31, 2025. This increase is primarily driven by stock-based compensation of $1,292,686 in connection with stock options and RSUs granted during the three months ended May 31, 2026 to directors, and consultants of the Company during the three months ended May 31, 2026, with $731,157 attributable to directors’ compensation, $311,652 attributable to legal and other professional fees, and $249,877 attributable to consulting.

Rent expense

Rent expense for the three months ended May 31, 2026, was $80,856, an increase of $58,373 compared to $22,483 for the three months ended May 31, 2025. This increase is primarily driven by two new leases for new offices in Vancouver commencing November 2025 and New York commencing January 2026.

Investor relations

Investor relations for the three months ended May 31, 2026, was $69,390, an increase of $69,390 compared to $Nil for the three months ended May 31, 2025. This increase is primarily driven by the Company’s engagement of an external investor relations firm in relation to becoming a public company. No such costs were incurred in the comparative period.

Salaries and wages

Salaries and wages for the three months ended May 31, 2026, was $3,295,905, an increase of $3,295,905 compared to $Nil for the three months ended May 31, 2025. This increase is mainly due to the hiring of a full-time Head of Licensing in November 2025, the Company entering into executive employment agreements with its CEO and CFO upon de-SPAC, and $3,100,910 in stock-based compensation in connection with the stock options and RSUs granted during the three months ended May 31, 2026 to the CEO, CFO, and employees of the Company.

Licensing fee expense

Licensing fee expense for the three months ended May 31, 2026, was $12,603, an increase of $12,603 compared to $Nil for the three months ended May 31, 2025. This increase is due to the Company’s entrance into a patent license agreement with UNM Rainforest Innovations in June 2025.

Travel and entertainment

Travel and entertainment expense for the three months ended May 31, 2026, was $236,509, an increase of $65,803 compared to $170,706 for the three months ended May 31, 2025. This increase is mainly driven by increased travel in the current period compared to the prior quarter.

Change in fair value of warrant liability

Change in fair value of warrant liability for the three months May 31, 2026, was a loss of $17,750,724, an increase of $17,750,724 compared to $Nil for the three months ended May 31, 2025. This warrant liability relates to PIPE warrants of the Company which are puttable under certain circumstances. The increase in liability balance during the three months ended May 31, 2026 is mainly due to changes to inputs into the Monte Carlo valuation of the warrant liability, including the increasing valuation of shares of the Company, and the removal of a discount for lack of marketability due to the Company’s current public company status.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of May 31, 2026, we had a working capital of $27,164,690 (current assets of $28,989,912, less current liabilities of $1,825,222). As of November 30, 2025, we had a working capital of $621,306 (current assets of $1,464,825, less current liabilities of $843,519).

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. While the Company had a positive working capital as at May 31, 2026, the Company expects to expend significant portion of its assets to fund ongoing operations and planned exploration activities, and is currently pre-revenue. Management assessed the Company currently has cash resources that could sustain operations for the next 21 months, as a result of recently completed financings.

As of May 31, 2026, we had $28,282,050 in cash, including restricted cash. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the period indicated:

	For the six months ended	For the six months ended
	May 31, 2026	May 31, 2025
	$	$
Net cash provided by (used in):
Operating activities	(4,711,877)	(1,944,253)
Investing activities	63,215	(600,000)
Financing activities	31,641,757	7,438,301
Effects of foreign currency transactions on cash	(12,973)	—
Increase in cash	26,980,122	4,894,048

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. During the six months ended May 31, 2026, net cash used in operating activities was $4,711,877. The loss attributable to common stockholders for the six months ended May 31, 2026 of $27,314,980 was increased by the changes in operating working capital of $570,210 and offset by $23,173,313 in non-cash items consisting mainly of non-cash change in fair value of warrant liability, stock-based compensation, and preferred stock dividend accrual.

Net cash used in operating activities for the six months ended May 31, 2025, was $1,944,253. Operating expenses resulted in a net loss of $1,692,101 for the period. Additionally, changes in working capital items increased cash usage by $270,026. The operating cash outflow was partially offset by $17,874 in non-cash adjustments for consulting fees settled by shares.

Cash Used in Investing Activities

During the six months ended May 31, 2026, net cash provided by investing activities totaled $63,215, primarily related to the $141,262 cash assumed by the acquisition of Oregon Energy. This was partially offset by net cash used for the purchase of property, plant and equipment, intangible assets, and investments in mineral rights, totaling $78,047.

Net cash used in investing activities for the six months ended May 31, 2025, was $600,000 and relates to $300,000 paid for the initial option payment for the Aurora Option Agreement and an additional $300,000 for the exercise of the Company’s right to the first six-month extension to the option agreement.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock through private placements, and assumption of cash from SVII through the reverse acquisition transaction undertaken in our process of going public.

During the six months ended May 31, 2026, net cash provided by financing activities totaled $31,641,757, primarily related to the proceeds from PIPE financing through the issuance of cumulative convertible preferred shares of $29,700,000 and $1,939,457 in cash assumed upon the reverse recapitalization transaction as mentioned above. The Company also received $2,300 in cash proceeds upon exercise of warrants.

Net cash provided by financing activities for the six months ended May 31, 2025, was $7,438,301 in proceeds from the issuance of common stock in private placements and Reg CF financings, net of issuance costs.

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

During the six months ended May 31, 2026, the Company incurred $135,030 (for the six months ended May 31, 2025 - $90,000) in fees to the CEO of the Company, and $25,000 of bonus to the CEO (for the six months ended May 31, 2025 - $Nil) payable upon completion of the de-SPAC transaction. As of May 31, 2026, $60,030 of CEO fees (November 30, 2025 - $15,000), and $12,886 in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $78,009 (for the six months ended May 31, 2025 - $Nil) in fees to the Chief Financial Officer (the “CFO”) of the Company. As of May 31, 2026, $24,259 of CFO fees (November 30, 2025 - $10,750) and $1,947 in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $Nil (for the six months ended May 31, 2025 - $90,000) in fees with a company controlled by the former Chief Financial Officer (the “former CFO”) of the Company. As of May 31, 2026, $Nil of former CFO fees (November 30, 2025 - $15,000) and $Nil in expense reimbursements (November 30, 2025 - $Nil) were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $72,500 (for the six months ended May 31, 2025 - $90,000) of consulting fees with a company controlled by a director of the Company. As of May 31, 2026, $15,000 (November 30, 2025 - $22,500) of consulting fees and $6,008 (November 30, 2025 - $7,971) in expense reimbursements were included in due to related parties.

During the six months ended May 31, 2026, the Company incurred $135,000 (for the six months ended May 31, 2025 - $231,250) of consulting fees with a company (for the six months ended May 31, 2025 - two companies) controlled by a stockholder of the Company. As of May 31, 2026, $Nil (November 30, 2025 - $67,875) of consulting fees and $Nil (November 30, 2025 - $128,064) in expense reimbursements were included in due to related parties.

Additionally, there was one stockholder who held over 5% of the Company’s common stock during the six months ended May 31, 2025 that provided consulting services to the Company. The stockholder no longer holds over 5% of the Company’s common stock during the six months ended May 31, 2026. During the six months ended May 31, 2026, the Company incurred $Nil (for the six months ended May 31, 2025 - $90,250) of consulting fees with this stockholder. As of May 31, 2026, $Nil (November 30, 2025 - $12,865) was included in due to related parties for amounts relating to expense reimbursements due to a stockholder.

During the six months ended May 31, 2026, the Company granted the following stock options and RSUs to related parties:

●	750,000 stock options with grant date fair value of $4,917,072 and 250,000 RSUs with grant date fair value of $2,380,000 to the CEO;
●	14,000 stock options with grant date fair value of $89,084 and 42,000 RSUs with grant date fair value of $384,300 to the CFO; and,
●	40,625 stock options with grant date fair value of $250,536 and 121,875 RSUs with grant date fair value of $1,115,156 to four directors.

During the six months ended May 31, 2026, the Company incurred $3,069,747 (for the six months ended May 31, 2025 - $Nil) of stock based compensation to the CEO and CFO, recognized in salaries and wages; and $731,157 (for the six months ended May 31, 2025 - $Nil) of stock based compensation to the Company’s directors, recognized in professional fees.

Commitments and Contingencies

On January 1, 2024, the Company entered into a consulting agreement with the CEO of the Company. Pursuant to the agreement, the CEO is eligible to receive a one-time cash payment of $25,000 upon completion of an initial public offering. In connection with the completion of the de-SPAC transaction, this condition was satisfied, and accordingly, the $25,000 payment was paid during the six months ended May 31, 2026. Following the de-SPAC transaction, the CEO is expected to enter into an executive employment agreement with the Company, which was approved by the board on June 5, 2026. Pursuant to the new executive employment agreement, the CEO will be entitled to receive (i) $50,000 of cash bonus payable upon the commencement of the Company’s technical work program at the AUP; and, at the board’s discretion, (ii) 183,333 RSUs pursuant to the EIP; and, (iii) additional equity awards consisting of a mix of stock options and RSUs totaling 1,000,000 shares, with allocations to be determined by the Company’s board of directors. The additional equity awards totaling 1,000,000 shares, consisting of 750,000 stock options and 250,000 RSUs, were granted to the CEO on April 15, 2026.

On June 1, 2024, the Company began leasing office space on a month-to-month basis from an unrelated third party under an operating lease agreement. The monthly payments approximate $7,500 (CAD$10,500) and ancillary expenses. This operating lease agreement has been terminated as of March 31, 2026. During the six months ended May 31, 2026, rent expense under this agreement totaled $30,274 (for the six months ended May 31, 2025 - $48,943).

On September 29, 2025, the Company entered into the PIPE Agreement with Eagle Energy and a private investor, regarding a potential issuance by the Company, of 29,700 shares of Series A Cumulative Convertible Preferred Stock for $29,700,000 (“PIPE Issuance”), upon the completion of the de-SPAC transaction as contemplated by the BCA. The PIPE Issuance was completed on February 24, 2026. The Series A Cumulative Convertible Preferred Stock accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash). At the option of the holder, the PIPE Issuance is convertible to common stock of the Company initially at a conversion price of $11.88, representing a conversion ratio of 1-to-84.18, subject to adjustments. In connection with the PIPE Issuance, the Company also issued to the investor 2,500,000 warrants with an exercise price of $12.00 per share. As of May 31, 2026, the Company accrued dividends of $781,151.

On October 15, 2025, the Company entered into a consulting agreement with the CFO of the Company. Pursuant to the agreement, the Company will use commercially reasonable efforts to issue 90,000 stock options to the CFO upon completion of listing on Nasdaq. As of May 31, 2026, the Company issued 14,000 stock options and 42,000 RSUs to the CFO. A commitment to issue 34,000 stock options remains yet to be met. Following the de-SPAC transaction, the CFO is expected to enter into an executive employment agreement with the Company, which was approved by the board on June 5, 2026. Pursuant to the new executive employment agreement, the CFO may receive an additional 10,000 RSUs pursuant to the EIP, subject to the board’s approval.

On October 16, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in New York for 62 months, which commenced on January 1, 2026. The monthly payments approximate $14,457 and ancillary expenses. During the period ended May 31, 2026, rent expense under this agreement totaled $71,118 (May 31, 2025 - $Nil).

On November 3, 2025, the Company entered into an operating lease agreement from an unrelated third party for the office space in Vancouver for 2 years. The monthly payments approximate $4,211 (CAD $5,787) and ancillary expenses. During the period ended May 31, 2026, rent expense under this agreement totaled $22,463 (May 31, 2025 - $Nil).

On February 24, 2026, upon the completion of the de-SPAC transaction, the Company granted the right to certain shareholders of the Company to receive Earnout Shares. During the Earnout Period until February 24, 2031, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. No Earnout Share has been issued as of May 31, 2026.

On March 27, 2026, the Company entered into a drilling services agreement with Harris Exploration Drilling & Associates Inc. to complete a 27,000 ft drill program at the AUP to address data gaps and advance the AUP towards a pre-feasibility study. The drill program is expected to commence in July 2026, subject to requisite permit approvals from BLM and DOGAMI. The agreement may be terminated for convenience at any time by the Company with 30 days prior written notice at no penalty, with only payment required for work actually performed up to the effective date of termination and for reasonable, documented demobilization costs directly resulting from such termination.

On April 28, 2026, the Company entered into a services agreement with Tensor Medium Corporation, an advanced algorithm and artificial intelligence company, to support reactor modeling, simulation and optimization efforts connected to the Company’s SMR program, including reactor engineering support, materials optimization, quantum development, and support for future licensing readiness in connection with the Company’s SMR development initiatives. The contract is for a term of 12 months and may be terminated for convenience at any time by either party with 30 days prior written notice at no penalty.

Capital Management

Capital is comprised of our stockholders’ equity (deficit) and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to execute our exploration and operational plans towards the development of the AUP and capabilities for the SMR business, to maintain creditworthiness and to maximize returns for our stockholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by adjusting in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

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

Subsequent Events

The Company evaluated all events and transactions occurring subsequent to May 31, 2026, through the date the unaudited condensed consolidated interim financial statements were issued, for items requiring adjustment to or disclosure in the accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements. The Company noted no such events or transactions other than those described below.

On June 5, 2026, the board of directors of the Company approved and ratified the written CEO and CFO employment agreements, effective upon the consummation of the de-SPAC, with annualized base salaries at $350,000 and $180,000, respectively, and eligibility to receive certain incentive bonuses and to participate in the EIP of the Company, as disclosed in Note 16 to the unaudited condensed consolidated interim financial statements.

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

Our financial instruments consist of cash, restricted cash, due to related parties, accounts payable and accrued liabilities. The carrying value of the Company’s cash, restricted cash, due to related parties, and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash and restricted cash. Our maximum exposure to credit risk, as of period end, is the carrying value of our financial assets, being $28,282,050 (November 30, 2025 - $1,301,928) as of May 31, 2026. We hold cash with major financial institutions, therefore minimizing our credit risk.

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

As of May 31, 2026, we had cash of $28,091,090 (November 30, 2025 - $1,301,928) to settle current liabilities of $1,825,222 (November 30, 2025 - $843,519) which fall due for payment within 12 months of the date of the unaudited condensed consolidated interim balance sheet.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of May 31, 2026, our exposure to market risk was insignificant as we did not hold material amounts of financial instruments in foreign currencies, nor did we hold any debt that was subject to variable interest rates.

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

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of May 31, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the fiscal quarter ended May 31, 2026.

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

Remediation Efforts to Address the Identified Material Weaknesses

We have taken, and continue to take, steps to remediate the material weakness and strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel, in order to have sufficient personnel and expertise to implement appropriate segregation of duties, formalize internal controls and enable sufficient technical review for complex accounting transactions. We are in the process of strengthening review-related controls to enhance evidence of review and reduce threat of self-review, where practicable. We currently retain a third-party advisor with qualified personnel to support the preparation of quarterly financial reporting and disclosures and on technical accounting matters. We continue to evaluate options, given the resource limitations described above, regarding the hiring of qualified personnel and additional policies to be implemented in order to improve segregation of duties.

We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. We expect to make continued progress on these remediation efforts throughout fiscal 2026, with the pace of the segregation-of-duties component dependent on resourcing as noted above. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weaknesses”, there was no change in our internal control over financial reporting during the fiscal quarter ended May 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)There were no sales of unregistered equity securities during the three months ended May 31, 2026 that were not previously reported on a Current Report on Form 8-K.
(b)	Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During our fiscal quarter ended May 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit
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

EAGLE NUCLEAR ENERGY CORP.

Date: July 20, 2026	By:	/s/ Manavdeep Mukhija
	Name:	Manavdeep Mukhija
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 20, 2026	By:	/s/ Ajaypreet Toor
	Name:	Ajaypreet Toor
	Title:	Chief Financial Officer
(Principal Financing and Accounting Officer)