Form 10-Q
period 2026-08-31
Eagle Nuclear Energy Corp.
filed 2026-10-13
CIK 2089283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 9, 2026, there were 29,683,966 shares of the registrant’s common stock issued and outstanding.

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

A number of additional factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For more information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (File No. 333-294464) (the “Registration Statement”) and declared effective by the SEC on April 24, 2026 (the “Effective Date”) and the “Risk Factors” section of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF AUGUST 31, 2026 AND NOVEMBER 30, 2025 (UNAUDITED)

	August 31, 2026	November 30, 2025
Assets

Current assets
Cash	$25,466,623	$1,301,928
Prepaid expenses	715,693	162,897
Total current assets	26,182,316	1,464,825

Restricted cash	191,074	—
Deposits	71,506	71,506
Property, plant and equipment, net	286,612	—
Intangible asset, net	99,317	65,915
Mineral rights	12,755,725	1,201,390
Right of use assets – operating leases, net	665,545	84,326
Total assets	$40,252,095	$2,887,962

Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$332,733	$530,339
Due to related parties	15,919	280,025
Dividends payable	772,230	—
Lease liabilities – operating leases, current	144,572	33,155
Total current liabilities	1,265,454	843,519

Warrant liability	13,850,000	—
Lease liabilities – operating leases, non-current	548,220	55,086
Total liabilities	15,663,674	898,605

Commitments and contingencies (Note 12)
Mezzanine equity
Redeemable common stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of August 31, 2026; aggregate liquidation preference of $0 as of August 31, 2026 ($0.0001 par value, 350,000,000 shares authorized; 2,750,000 issued and subject to possible redemption at $0.11 per share as of November 30, 2025)(1)	—	300,000
Series A Cumulative Preferred Stock, redeemable, $0.0001 par value, 29,700 shares authorized; 29,700 shares issued and subject to possible redemption beginning February 24, 2031 at $1,031.56 per share, as of August 31, 2026; aggregate liquidation preference of $30,637,381 as of August 31, 2026	26,864,276	—

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 29,683,966 shares issued and outstanding as of August 31, 2026 ($0.0001 par value, 350,000,000 shares authorized; 18,888,289 shares issued and outstanding, excluding 2,750,000 shares subject to possible redemption as of November 30, 2025)(2)	2,968	1,889
Preferred stock, $0.0001 par value, 3,500,000 shares authorized; none issued and outstanding as of August 31, 2026, excluding 29,700 shares designated to Series A Cumulative Preferred Stock ($0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of November 30, 2025)	—	—
Additional paid-in capital(2)	26,189,754	7,968,157
Accumulated deficit	(28,468,577)	(6,280,689)
Total stockholders’ equity (deficit)	(2,275,855)	1,689,357
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$40,252,095	$2,887,962
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8:1 established in the de-SPAC, as described in Note 3.
(2)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Operating expenses
General and administrative	$3,364,327	$1,130,009	$11,409,951	$2,753,537
Exploration expense	360,486	147,297	1,084,406	211,280
Total operating expenses	(3,724,813)	(1,277,306)	(12,494,357)	(2,964,817)

Other income (expense)
Change in fair value of warrant liability	8,075,000	—	(9,675,724)	—
Other expenses	(4,246)	(5,025)	(17,807)	(9,615)
Total other income (expense)	8,070,754	(5,025)	(9,693,531)	(9,615)

Net income (loss)	$4,345,941	$(1,282,331)	$(22,187,888)	$(2,974,432)

Accretion of mezzanine equity	(197,095)	—	(401,171)	—
Preferred stock dividends	(928,460)	—	(1,709,611)	—

Net income (loss) attributable to common stockholders	$3,220,386	$(1,282,331)	$(24,298,670)	$(2,974,432)

Weighted average number of shares outstanding, redeemable common stock – Basic and diluted(1)	—	986,413	—	331,204

Loss per share, redeemable common stock – Basic and diluted(1)	$—	$(0.06)	$—	$(0.16)

Weighted average number of shares outstanding, common stock – Basic(2)	29,799,474	18,888,289	26,363,840	17,801,944

Earnings (loss) per share, common stock – Basic(2)	$0.10	$(0.06)	$(0.92)	$(0.16)

Weighted average number of shares outstanding, common stock – Diluted(2)	29,849,667	18,888,289	26,363,840	17,801,944

Earnings (loss) per share, common stock – Diluted(2)	$0.10	$(0.06)	$(0.92)	$(0.16)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8:1 established in the de-SPAC, as described in Note 3.
(2)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

	Common Stock			Obligation to
				Issue Shares		Total
	Number of		Additional	(Subscription	Accumulated	Stockholders’
	Shares(1)	Amount	Paid-In Capital	receivables)	Deficit	Equity (Deficit)
Balance November 30, 2024	16,452,690	$1,645	$227,093	$167,750	$(1,020,057)	$(623,569)
Issuance of common shares	2,252,083	226	8,015,622	—	—	8,015,848
Issuance of shares to consultants	85,690	8	304,992	(167,750)	—	137,250
Share issuance costs	97,826	10	(579,550)	—	—	(579,540)
Net loss	—	—	—	—	(2,974,432)	(2,974,432)
Balance, August 31, 2025	18,888,289	$1,889	$7,968,157	$—	$(3,994,489)	$3,975,557

Balance November 30, 2025	18,888,289	$1,889	$7,968,157	$—	$(6,280,689)	$1,689,357
Conversion of redeemable common stock	2,750,000	275	299,725	—	—	300,000
Reverse recapitalization, net of expenses	6,230,033	623	1,990,561	—	—	1,991,184
Issuance of common shares for acquisition of Oregon Energy LLC	1,710,991	171	11,959,656	—	—	11,959,827
Accretion of mezzanine equity	—	—	(401,171)	—	—	(401,171)
Correction of share issuance	285	—	—	—	—	—
Shares issued for warrant exercises	200	—	2,300	—	—	2,300
Shares issued for vesting of RSUs	104,168	10	(10)	—	—	—
Stock based compensation	—	—	6,080,147	—	—	6,080,147
Preferred stock dividends	—	—	(1,709,611)	—	—	(1,709,611)
Net loss	—	—	—	—	(22,187,888)	(22,187,888)
Balance, August 31, 2026	29,683,966	$2,968	$26,189,754	$—	$(28,468,577)	$(2,275,855)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

	Common Stock			Obligation to
				Issue Shares		Total
	Number of		Additional	(Subscription	Accumulated	Stockholders’
	Shares(1)	Amount	Paid-In Capital	receivables)	Deficit	Equity (Deficit)
Balance May 31, 2025	18,888,289	$1,889	$7,970,577	$(427)	$(2,712,158)	$5,259,881
Issuance of common shares	—	—	—	427	—	427
Share issuance costs	—	—	(2,420)	—	—	(2,420)
Net loss	—	—	—	—	(1,282,331)	(1,282,331)
Balance, August 31, 2025	18,888,289	$1,889	$7,968,157	$—	$(3,994,489)	$3,975,557

Balance May 31, 2026	29,579,798	$2,958	$26,612,495	$—	$(33,595,669)	$(6,980,216)
Accretion of mezzanine equity	—	—	(197,095)	—	—	(197,095)
Shares issued for vesting of RSUs	104,168	10	(10)	—	—	—
Stock based compensation	—	—	1,483,975	—	—	1,483,975
Reclassification of preferred stock dividends	—	—	(781,151)	—	781,151	—
Preferred stock dividends	—	—	(928,460)	—	—	(928,460)
Net income	—	—	—	—	4,345,941	4,345,941
Balance, August 31, 2026	29,683,966	$2,968	$26,189,754	$—	$(28,468,577)	$(2,275,855)
(1)	The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

	For the nine months	For the nine months
	ended August 31, 2026	ended August 31, 2025
Cash flows from operating activities
Net loss	$(22,187,888)	$(2,974,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	13,426	674
Change in fair value of warrant liability	9,675,724	—
Loss on foreign currency transactions	17,952	9,615
Amortization of right of use assets	96,877	—
Non-cash consulting fees	—	15,250
Stock based compensation	6,080,147	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(213,195)	57,243
Prepaid expenses	(485,908)	(237,364)
Due to related parties	(264,106)	(329,080)
Lease liabilities	(74,200)	—
Net cash used in operating activities	(7,341,171)	(3,458,094)

Cash flows from investing activities
Purchase of property, plant and equipment	(54,854)	—
Purchase of intangible assets	(32,459)	(67,430)
Investment in mineral rights	(18,155)	(773,651)
Cash assumed on acquisition of Oregon Energy LLC	141,262	—
Net cash provided by (used in) investing activities	35,794	(841,081)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	7,436,478
Proceeds from the issuance of redeemable common stock	—	300,000
Proceeds from exercise of warrants	2,300	—
Proceeds from PIPE financing	29,700,000	—
Proceeds from reverse recapitalization	4,894,595	—
Cash paid for transaction costs of de-SPAC	(2,916,782)	—
Net cash provided by financing activities	31,680,113	7,736,478

Effects of foreign exchange on cash	(18,967)	(8,003)

Increase in cash and restricted cash	24,355,769	3,429,300
Cash and restricted cash, beginning of period	1,301,928	717
Cash and restricted cash, end of period	$25,657,697	$3,430,017

Presented as:
Cash	$25,466,623	$3,430,017
Restricted cash	191,074	—
Cash and restricted cash, end of period	$25,657,697	$3,430,017

Supplemental disclosure of non-cash information
Share issuance costs in accounts payable	$—	$170
Share issuance costs settled in shares	$2,097,000	$348,194
Share issuance for acquisition of Oregon Energy LLC	$11,959,827	$—
Fair value allocated to mineral rights on acquisition of Oregon Energy LLC	$11,536,180	$—
Conversion of redeemable common stock into nonredeemable common stock	$300,000	$—
Net non-cash assets assumed upon reverse recapitalization	$13,371	$—
Warrants issued for settlement of loans from SVII Sponsor	$2,422,133	$—
Initial fair value of warrant liability recognized under PIPE financing	$4,174,276	$—
Accretion of mezzanine equity	$401,171	$—
Series A Preferred Stock dividend paid-in-kind	$937,381	$—
Accrued Series A Preferred Stock dividend	$772,230	$—
Additions to intangible assets in accounts payable	$4,115	$—
Operating right of use assets obtained by lease obligation	$678,096	$—
Additions to mineral rights in accounts payable	$—	$12,128
Prepaid expenses paid by issuance of shares	$—	$122,000
Consultant bonus settled by issuance of bonus shares	$—	$183,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

1.NATURE OF OPERATIONS AND LIQUIDITY

a)Nature of operations

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

The Company was incorporated as a subsidiary of Spring Valley Acquisition Corp. II (“SVII”), a special purpose acquisition corporation incorporated in the Cayman Islands, for the purpose of completing a reverse acquisition between Eagle Energy Metals Corp. (“Eagle Energy”) and SVII (Note 3), pursuant to an agreement and plan of merger (“BCA”) entered into on July 30, 2025 and as amended on September 29, 2025. On February 24, 2026, the Company, Eagle Energy, and SVII completed the reverse acquisition transaction. The transaction is also referred to as the “de-SPAC” transaction. Each of Eagle Energy and SVII became a subsidiary of the Company as part of the de-SPAC transaction. Eagle Energy is deemed the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the unaudited condensed consolidated interim financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Eagle Energy, with the Company’s operations being included beginning on February 24, 2026, the closing date of the de-SPAC transaction.

The Company is a public company, and its common stock and public warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbols of “NUCL” and “NUCLW,” respectively.

On February 24, 2026, the Company also completed the acquisition of Oregon Energy LLC (“Oregon Energy”) (Note 4), through which the Company acquired mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of August 31, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

b)Going concern

The unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has accumulated deficits, historically operated at a loss and had negative cash flows from operations. However, during the nine months ended August 31, 2026, as a result of the successful completion of the de-SPAC transaction (Note 3) and a PIPE financing (Note 9), the Company possesses sufficient financial resources to sustain its operations over the next 12 months from August 31, 2026 and from the filing date of these unaudited condensed consolidated financial statements. Thus the substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.

As of the date of filing the quarterly report on Form 10-Q for the three months ended August 31, 2026, the Company has sufficient cash to fund its corporate activities and general and administrative costs and has undertaken project activities related to permitting and continued exploration and development. However, in order to advance any of its projects past the aforementioned objectives, the Company will need to raise additional funds. Such financing may not be available at acceptable terms, if at all. If the Company is unable to obtain additional funding when it becomes necessary it could have a material adverse effect on the Company’s business, results of operations and financial condition.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated interim financial statements are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results of operations to be anticipated for the full year ending November 30, 2026. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements for the year ended November 30, 2025 and the period from December 14, 2023 (inception) through November 30, 2024, included in the Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (File No. 333-294464) (the “Registration Statement”) and declared effective by the SEC on April 24, 2026 (the “Effective Date”).

These unaudited condensed consolidated interim financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Eagle Energy and SVII, following the reverse recapitalization as further discussed in Note 3, as well as its wholly-owned subsidiary, Oregon Energy, following the acquisition of Oregon Energy as further discussed in Note 4. For periods prior to the reverse recapitalization and acquisition of Oregon Energy, the reported share and per share amounts have been retroactively adjusted, with the exception of authorized shares. Accompanying financial statements as of November 30, 2025, and accompanying unaudited condensed interim financial statements for the three and nine months ended August 31, 2025, include only the accounts of Eagle Energy.

The unaudited condensed consolidated interim financial statements for the three and nine months ended August 31, 2026 reflect (i) the historical operating results of Eagle Energy prior to the de-SPAC transaction, (ii) the combined results of the Company, Eagle Energy, SVII, and Oregon Energy following the closing of the de-SPAC transaction and the acquisition of Oregon Energy, (iii) the assets and liabilities of Eagle Energy at their historical costs, (iv) the assets and liabilities of the Company and SVII at their historical costs, (v) the assets and liabilities assumed in the acquisition of Oregon Energy as recognized in an asset acquisition, as further discussed in Note 4, and (vi) the Company’s equity structure for all periods presented.

Functional and presentation currencies

The unaudited condensed consolidated interim financial statements of the Company are presented in United States dollars, which is the Company’s functional currency. A significant portion of the Company’s vendor payments and expenses is denominated in Canadian dollars. Foreign exchange gains and losses resulting from the translation of Canadian-dollar transactions into United States dollars at the exchange rates in effect on the transaction dates are recognized in the accompanying unaudited condensed consolidated interim statements of operations within other income (expense).

Use of estimates and judgments

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, estimates and assumptions about future events that may impact the amounts reported in the unaudited condensed consolidated interim financial statements. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.

Significant items subject to such estimates include the useful lives of the Company’s long-lived assets, the valuation of stock-based compensation, and valuation of warrant liability.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

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

Asset acquisitions and business combinations

The Company assesses acquisition transactions under ASC 805, Business Combinations (“ASC 805”) as to whether or not the transaction should be accounted for as a business combination or asset acquisition, by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the initial screen test is met, the transaction is considered an asset acquisition and not a business combination. If the initial screen test is not met, further assessment is necessary to determine if the following are present: outputs, inputs and substantive processes, an organized workforce to convert existing inputs into output. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or asset acquisition, the accounting treatment is determined. Business combinations are accounted for under the acquisition method, where identifiable assets, liabilities and contingent liabilities are measured at their fair values at the date of acquisition, with excesses or shortfalls in purchase price recognized as goodwill or bargain purchase. Asset acquisitions are accounted for by using a cost accumulation model, with no recognition of goodwill. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair value as of the acquisition date, excluding assets or liabilities for which the subsequent accounting under other U.S. GAAP principles would result in recognition of an immediate impairment.

Restricted cash

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use and are not available for general operations. Such amounts are classified as current or noncurrent based on the expected timing of release. As of August 31, 2026, this includes $140,960 held as collateral for reclamation and environmental obligations (Note 5), and $50,114 held as collateral for a corporate credit card. All restricted cash balances are classified as noncurrent.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Preferred stock dividends

Preferred stock dividends are recognized in accordance with the contractual terms of the underlying instruments. Dividends on preferred stock are recorded when declared; however, for cumulative preferred stock, dividends are accrued as they are earned, whether or not declared, if the terms require payment upon redemption or otherwise create an obligation, on the basis of the expected manner of settlement upon such an event. Such dividends are generally recorded as a reduction of retained earnings (or decrease in additional paid-in capital, if no retained earnings are available) and, where applicable, as an increase to the carrying amount of the preferred stock. Dividends payable in cash, common stock, or additional preferred shares are measured based on the fair value or contractual amount at the declaration date, depending on the nature of the arrangement. Preferred stock dividends reduce income available to common stockholders in the calculation of earnings per share.

Redeemable preferred stock

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. Conditionally redeemable preferred stock is classified as temporary equity. Such redeemable preferred stock is presented at the present value of its redemption amount. Present value of redemption amounts is accreted over the period from date of issuance to the earliest date on which the Company cannot avoid redemption of the preferred stock, using the effective interest method. Accretion of the present value of redemption amounts is recognized to retained earnings or additional paid-in capital.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated interim statements of operations.

Stock-based compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards in the consolidated statements of operations. For stock options issued, the Company estimates each option’s grant-date fair value using the Black-Scholes option pricing model or the Monte Carlo model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. The use of the Monte Carlo model requires management to make assumptions with respect to the expected volatility of the common stock, risk-free interest rates, and price hurdles for early exercises. For RSUs issued, the grant-date fair value is determined using the closing price of the Company’s common stock traded on the public market on the day of grant. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a ratable basis over the requisite service period, where each tranche is accounted for separately. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Earnout shares

Earnout shares are first evaluated under ASC 718 to determine whether they are conditioned on the grantees’ future service to the Company. To the extent where earnout shares are outside the scope of ASC 718, they are evaluated under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), to determine whether they are deemed to be indexed to the Company’s common stock and meet the equity classification criteria. If the equity-classification criteria are met, the earnout shares are accounted for as part of additional paid-in capital; otherwise they are classified as liabilities.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) exclude dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company computes basic and diluted net loss per share under the two-class method required for participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic and diluted net loss for common stock equivalents is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, warrants, RSUs, earnout shares and convertible preferred securities. The dilutive effect of stock options, warrants and RSUs is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of earnout shares is only reflected to the extent if the preconditions of issuances would be satisfied by the end of the reporting period, if the end of the reporting period were the end of the contingency period. The dilutive effect of convertible preferred securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. Basic and diluted net income (loss) per share is determined by dividing income (loss) by the weighted average ordinary shares outstanding during the period. For periods presented with a net loss, the shares underlying the ordinary share options, warrants, RSUs and preferred stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share is the same for periods with a net loss.

Reclassification

Certain balances in the unaudited condensed consolidated interim financial statements for the three and nine months ended August 31, 2025 have been reclassified to conform to the presentation in the unaudited condensed consolidated interim financial statements for the three and nine months ended August 31, 2026. In the prior year, the Company separately disclosed bank charges, business development, amortization, office and administrative, professional fees, rent expense, investor relations, salaries and wages, licensing fee expense and travel and entertainment, and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within general and administrative. The Company also previously separately disclosed gain (loss) on foreign currency transactions, and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within other expenses. These reclassifications had no effect on the Company’s previously reported results of operations, changes in stockholders’ equity, or cash flows.

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations and comprehensive loss. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date to clarify that all public business entities are required to adopt the guidance for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock, including preferred stock that is classified as temporary equity, be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective or modified retrospective approach. The Company is evaluating the impact of this amendment to the financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides clarity on the current interim reporting disclosures and introduces a disclosure principle which requires us to disclose events since the end of the last annual reporting period that have a material impact on us. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied using a prospective or retrospective approach. The Company is evaluating the impact of this amendment to the financial statements.

3.REVERSE RECAPITALIZATION

As described in Note 1, on July 30, 2025, and as amended on September 29, 2025, Eagle Energy, SVII, and the Company entered into the BCA. Pursuant to the BCA, on February 24, 2026, the Company, Eagle Energy, and SVII completed a business combination through which each of Eagle Energy and SVII amalgamated with a wholly owned subsidiary of the Company domiciled in Nevada and the Cayman Islands, respectively, with Eagle Energy and SVII surviving the amalgamations.

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

Upon completion of the de-SPAC transaction, the Company also issued 300,000 shares of common stock with fair value of $2,097,000 to a service provider in consideration for transaction costs associated with the de-SPAC transaction, and was included in additional paid-in capital of the Company.

Concurrently with the completion of the de-SPAC transaction, the Company received $29,700,000 from a PIPE financing (Note 9) consisting of the (i) issuance of 29,700 shares of Series A Cumulative Convertible Preferred Stock and (ii) 2,500,000 PIPE warrants. The Series A Cumulative Preferred Stock have an initial stated value of $1,000 per share, and are initially convertible into common stock on a 1-to-84.18 basis.

Upon completion of the de-SPAC transaction, the Company also assumed 18,500,000 warrants of SVII (Note 9). The Company also issued 2,422,133 warrants (Note 9) to the sponsor of SVII (the “SVII Sponsor”) in exchange for settlement of $2,422,133 of loans owed by SVII to the SVII Sponsor, at $1.00 per warrant, which has been accounted for as a capital transaction with a shareholder of the Company.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

In addition, in accordance with the BCA, certain former shareholders of Eagle Energy will have the contingent right to receive, in aggregate, 1,500,000 shares of common stock (the “Earnout Shares”), if at any time before February 24, 2031 (the “Earnout Period”), the VWAP (as defined in the BCA) of the shares of common stock of the Company equals or exceeds $16.00 for any 20 trading days within a period of 30 consecutive trading days (the “Earnout Target”), or if a change of control transaction occurs during the Earnout Period, and the Earnout Target was not already met. The Company evaluated the Earnout Shares under ASC 815-40, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital.

The de-SPAC transaction was accounted for as a reverse recapitalization, with the net assets of Eagle Energy stated at historical cost, with no recognition of goodwill or other intangible assets. Under this method of accounting, the de-SPAC transaction was accounted for as a capital transaction of Eagle Energy and equivalent to the issuance of shares by Eagle Energy for the net assets of SVII, accompanied by a recapitalization for financial reporting purposes. This determination was primarily based on relative voting rights, composition of the board of directors, and management. The reported amounts from operations included herein prior to the de-SPAC transaction are those of Eagle Energy.

The following summarizes the common stock outstanding immediately following the de-SPAC transaction, on February 24, 2026:

Number of shares
SVII Public Shareholders	1,101,717
SVII Rights Conversion	2,299,982
SVII Founders	2,528,334
Total SVII	5,930,033
Eagle Energy Shareholders	21,638,289
Shares Issued for Transaction Costs	300,000
Total Common Stock at Closing	27,868,322
Series A Cumulative Convertible Preferred Stock, As Converted	2,500,000
Total Shares	30,368,322

A reconciliation of net contributions from reverse recapitalization is as follows:

Cash	$4,894,595
Less: transaction costs	(2,916,782)
Cash assumed on reverse recapitalization	$1,977,813

Net liabilities assumed by the Company:
Prepaid expenses	$24,284
Accounts payable and accrued liabilities	(10,913)
Promissory notes payable	(2,422,133)
Net assets (liabilities)	$(2,408,762)

Add: conversion of promissory notes to warrants	$2,422,133
Net contributions from reverse recapitalization	$1,991,184

4.ACQUISITION OF OREGON ENERGY

On November 18, 2024 (the “Option Effective Date”), Eagle Energy entered into a property option agreement (the “Aurora Option Agreement”) with Aurora Energy and its then-wholly owned subsidiary Oregon Energy who, through Oregon Energy, is the owner of 100% interest in the AUP. As part of the Aurora Option Agreement, Aurora Energy, agreed to grant Eagle Energy the sole, exclusive option to acquire all of the issued and outstanding equity interests in Oregon Energy. The option was exercised on February 24, 2026, upon which Eagle Energy acquired 100% of Oregon Energy including all of its right, title and interest in the AUP.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

In order to exercise the option, Eagle Energy was required to:

●	Pay $300,000 cash consideration on or before December 18, 2024 (paid)
●	Complete a measured and/or indicated SK1300 technical report and mineral resource estimate (an “SK1300 Report”) for the project, in accordance with the standards of Subpart 1300 of Regulation S-K of the Securities Act (completed);
●	Issue shares of common stock in Eagle Energy (“Aurora Option Payment Shares”) on the closing date (issued) of:
o	an initial public offering of Eagle Energy’s shares and listing thereof on a national securities exchange, or
o	a different transaction which results in the listing of Eagle Energy’s shares on a national securities exchange, or
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

On May 18, 2025, Eagle Energy exercised its right to the first six-month extension and made an additional payment of $300,000 to Aurora Energy. On November 18, 2025, Eagle Energy exercised its right to the second six-month extension and made an additional payment of $400,000 to Aurora Energy. As part of the extensions, Eagle Energy was obligated to reimburse up to $500,000 of mining operations expenditures of Oregon Energy. As of February 24, 2026, prior to the exercise of the option, Eagle Energy made reimbursements totaling $219,545.

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

On February 24, 2026, immediately before the completion of the de-SPAC transaction (Note 3), Eagle Energy, Aurora Energy, and Oregon Energy executed a Second Amendment to the Property Option Agreement. The amendment (i) confirmed the number of Aurora Option Payment Shares to be issued, (ii) set the deadline for grant of NSR to Aurora Energy to be on or before 10 business days after the closing date, and (iii) clarified certain terms and conditions of the Aurora Option Agreement, including terms related to the Resource Payment and the Pre-Feasibility Bonus (as hereinafter defined) are intended to survive closing until those covenants have been fully performed.

The number of Aurora Option Payment Shares to be issued was to be adjusted to provide for additional shares based on an increase in uranium spot price over the period between the Option Effective Date and the Listing Event, equal to the product of (I) 50% of the percentage increase in the spot price and (II) the number of Aurora Option Payment Shares, which was initially set at 1,600,000 shares. If the spot price did not increase, there will be no adjustment to the number of Aurora Option Payment Shares. The number of Aurora Option Payment Shares was adjusted to be 1,710,991 shares on February 24, 2026, immediately before closing.

On February 24, 2026, the Company completed the acquisition of Oregon Energy. The number of Aurora Option Payment Shares issued by the Company was 1,710,991. At a fair value of $6.99 per share, the total share consideration had a fair value of $11,959,827. The Company also made cash payments totaling $1,219,545 to Aurora Energy pursuant to the terms of the Aurora Option Agreement prior to closing, which were previously capitalized as mineral rights (Note 6), which had a balance of $1,201,390 in mineral rights as of November 30, 2025. Upon completion, the Company acquired 100% membership interest in Oregon Energy.

Under the terms of the Aurora Option Agreement, Aurora Energy retained a 1.0% net smelter return (“NSR”) royalty on the mineral rights, which constitutes a perpetual interest in the underlying assets.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

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

Number of common shares issued for acquisition of Oregon Energy	1,710,991
Fair value per share	$6.99
Share consideration	$11,959,827
Cash consideration from prior option payments (Note 6)	1,219,545
Total consideration	$13,179,372

Total net assets (liabilities) acquired was $13,179,372, with asset acquired comprised of $12,755,725 of mineral rights, $242,012 of fixed assets, $140,960 of restricted cash and $40,675 of net assumed assets.

The acquisition also included contingent considerations payable upon the achievement of certain post-closing milestones related to future measured and/or indicated mineral resources and the completion of a positive pre-feasibility study (Note 12). Such contingent considerations were not included in the purchase consideration recognized on the closing date of the asset acquisition, as the related milestones are dependent on future events with uncertain outcomes and were not considered probable as of the closing date.

5.RECLAMATION AND ENVIRONMENTAL OBLIGATION

Reclamation and environmental costs are based principally on legal and regulatory requirements. Management estimates the costs associated with reclamation of land to its original condition following mineral exploration activities. These estimates are reviewed periodically; however, actual results may differ from those estimates.

In connection with the acquisition of Oregon Energy (Note 4), reclamation and environmental obligations were evaluated in accordance with ASC 805, and recorded at their estimated fair value as of the acquisition date. The Company also considered the guidance under ASC 410, Asset Retirement and Environmental Obligations, for subsequent measurement of such obligations.

Prior to the acquisition, Oregon Energy posted cash bonds as financial assurance with the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the Oregon Department of Geology and Mineral Industries (“DOGAMI”) to satisfy reclamation requirements. As of August 31, 2026, restricted cash representing amounts held as collateral for these obligations totaled $140,960 which were assumed as part of the Oregon Acquisition (Note 4). These bonds relate to mineral exploration activities conducted in fiscal years prior to the acquisition, dating back to 2023, for which reclamation activities have been completed prior to the acquisition.

Oregon Energy originally deposited $160,470 with BLM and DOGAMI. In February 2025, refunds of $19,510 were received from the BLM following partial satisfaction of reclamation requirements. The remaining bonds are retained by the BLM and DOGAMI, until revegetation was deemed successful by these regulatory agencies.

As reclamation and environmental obligations were substantially settled prior to the acquisition, and the Company has yet to commence new exploration activities, the carrying amount of reclamation and environmental obligation was $0 as of August 31, 2026.

Increases in reclamation and environmental obligation associated with exploration activities of the Company are not capitalized to mineral rights (Note 6), as only acquisition costs are capitalizable in accordance with ASC 930, Extractive Activities – Mining.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

6.MINERAL RIGHTS

The Company capitalized the following acquisition costs for the payments made to Aurora Energy beginning on November 30, 2025 through August 31, 2026.

Aurora Uranium Property
Balance, November 30, 2025	$1,201,390
Reimbursement of mining operations expenditures	18,155
Acquisition of Oregon Energy (Note 4)	11,536,180
Balance, August 31, 2026	$12,755,725

If the Company identifies a measured and/or indicated mineral resource, in its next newly prepared SK1300 mineral resources update, of at least 40 million pounds of U3O8, Aurora Energy will be entitled to receive additional shares of the Company’s common stock having an aggregate value of $4,000,000 (the “Resource Payment”). Each additional 1,000,000 pounds of U3O8 above 40 million pounds will further increase the total value of the Resource Payment by $200,000, up to a maximum of $1,000,000, resulting in an overall maximum of $5,000,000 of Resource Payment. The number of shares issuable for a Resource Payment is calculated based on the 30-day volume-weighted average trading price (“VWAP”) of the Company’s shares for the 30 trading days prior to the date of the announcement of the SK1300 mineral resource update.

Further, upon completion of a positive pre-feasibility study on the project following a Listing Event, the Company will issue to Aurora Energy additional payment in shares (the “Pre-Feasibility Bonus”) with a value of $5,000,000, determined by the 30-day VWAP of the Company’s shares during the 30 days prior to the announcement of the pre-feasibility study.

7.OPERATING LEASES

On October 16, 2025, the Company entered into an office lease agreement in New York, NY for 5 years and 2 months from the lease commencement date, which is defined as the first business day following the substantial completion of the landlord’s work and delivery of possession of the premises to the Company. The lease commencement date was determined to be January 1, 2026, when the Company obtained possession of the premises. Lease liabilities are measured at the commencement date based on the present value of future lease payments. The Company recognized a right of use asset and a corresponding lease liability of $678,096 during the nine months ended August 31, 2026.

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

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

The following table presents the net lease cost and other supplemental lease information:

	For the three months	For the three months	For the nine months	For the nine months
	ended August 31, 2026	ended August 31, 2025	ended August 31, 2026	ended August 31, 2025
Lease cost:
Operating lease cost	$53,678	$—	$147,259	$—
Short term lease cost	11,147	—	71,164	—
Net lease cost	$64,825	$—	$218,423	$—
Cash paid for operating lease liabilities	$(54,649)	$—	$(124,582)	$—

Operating and short-term lease costs are reported with general and administrative expenses.

Lease balance sheet information as of August 31, 2026 and November 30, 2025:

Lease liabilities	August 31, 2026	November 30, 2025
Current portion of operating lease liabilities	$144,572	$33,155
Long-term portion of operating lease liabilities	548,220	55,086
	$692,792	$88,241

Future minimum lease payments to be paid by the Company as a lessee as of August 31, 2026 are as follows:

Operating lease commitments and lease liability:
2026	$72,960
2027	209,188
2028	180,641
2029	179,938
2030	183,537
2031	31,201
Total future minimum lease payments	857,465
Discount	(164,673)
Total	$692,792

As of August 31, 2026, the weighted average lease term remaining was 4.21 years, and incremental borrowing rate was 10%.

As of November 30, 2025, the weighted average lease term remaining was 2.17 years, and incremental borrowing rate was 10%.

8.WARRANT LIABILITY

On February 24, 2026, in connection with the PIPE financing (Note 9), the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $12.00 per share, in addition to 29,700 shares of Series A Cumulative Convertible Preferred Stock. The fair value of warrants upon issuance was $4,174,276.

These warrants were determined to meet the definition of a derivative liability and recorded at fair value. As such, the warrants are recognized initially at fair value and subsequently remeasured at fair value through earnings, reported as change in fair value of warrant liability in the unaudited condensed consolidated interim statements of operations.

The warrant liability is classified within Level 3 of the fair value hierarchy, as the valuation technique uses significant unobservable inputs, including expected volatility and, at issuance, a discount for lack of marketability.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

The following is a continuity of the Company’s warrant liabilities:

Balance as at November 30, 2025	$—
Issuance	4,174,276
Change in fair value of warrant liabilities	9,675,724
Balance as at August 31, 2026	$13,850,000

The fair value of the warrant liability arising from 2,500,000 warrants issued with the PIPE financing was calculated using the Monte Carlo model. The key inputs used in the Monte Carlo model were as follows:

		February 24, 2026
	August 31, 2026	(at issuance)
Share price	$6.99	$6.99
Exercise price reset date	November 23, 2026	November 23, 2026
Floor price	$7.50	$7.50
Discount for lack of marketability	—	64.9%
Expected volatility	120%	100%
Risk free interest rate	4.37%	3.55%
Expected life of warrant	4.49 years	5 years

A Monte Carlo model is utilized due to the existence of an exercise price reset mechanism attached to these warrants, that could be triggered on the twenty-first trading day following the date that is six months after the Effective Date of the Registration Statement, the VWAP of the Company’s common stock for the 20 trading days preceding such date (the “Measurement Price”) is less than the exercise price then in effect (initially $12.00 per share), the exercise price will be reduced to the greater of the Measurement Price and $7.50.

As of August 31, 2026, a discount for lack of marketability for warrant liability valuation has been reduced from 64.9% at issuance to nil, as a resale Registration Statement covering the underlying shares became effective on April 24, 2026, permitting holders to publicly resell those shares pursuant to the Registration Statement. A discount for lack of marketability of 64.9% was selected as of February 24, 2026 to calibrate the valuation model to the transaction price of the PIPE Financing, in line with the AICPA’s Valuation of Portfolio Company Investments of Venture Capital and Private Equity Funds and Other Investment Companies guide.

Expected volatility was estimated based on the median observed historical share price volatility of a set of comparable publicly traded exploration stage uranium companies that have similar risk considerations as the Company, due to the Company’s limited trading history.

9.STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

Common stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 3) on February 24, 2026, the Company, being Eagle Energy at the time, had 350,000,000 shares of common stock authorized with a par value of $0.0001 per share.

Activities during the nine months ended August 31, 2026:

On February 24, 2026, the Company completed its de-SPAC transaction (Note 3), with each share of former nonredeemable Eagle Energy common stock converted to common stock of the Company on a 5.8349:1 basis, representing 18,888,289 shares of common stock. All disclosures in these unaudited condensed consolidated interim financial statements on number of shares have been accordingly converted on the same basis. The former shareholders of SVII received an aggregate of 5,930,033 shares of common stock in the Company as consideration for the de-SPAC transaction. The Company also issued 300,000 shares of common stock in respect of transaction costs. The Company recorded a net contribution from reverse recapitalization of $1,991,184 as a result of the de-SPAC transaction.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

On February 24, 2026, upon the completion of the de-SPAC transaction (Note 3), 2,750,000 shares of common stock previously subject to redemption were no longer redeemable and reclassified to permanent equity. The Company reclassified $300,000 from redeemable common stock in mezzanine equity to permanent equity.

On February 24, 2026, the Company also issued 1,710,991 shares of common stock with a fair value of $11,959,827 as consideration for the acquisition of Oregon Energy (Note 4).

During the nine months ended August 31, 2026, the Company issued 104,168 shares of common stock upon vesting of RSUs.

Preferred stock

The Company has 3,500,000 shares of preferred stock authorized with a par value of $0.0001 per share. Prior to the de-SPAC transaction (Note 3) on February 24, 2026, the Company, being Eagle Energy at the time, had 50,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

Mezzanine equity

Redeemable common stock

In July 2025, the Company issued 2,750,000 common shares, with a par value of $0.0001 per share, to an investor pursuant to a Common Stock Purchase Agreement for total proceeds of $300,000. Prior to the closing of the de-SPAC transaction as contemplated by the BCA (Note 3), the shares were subject to automatic redemption if such transaction did not close. In accordance with the ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Immediately upon the closing of the private placement, the Company recognized a charge against additional paid-in capital of $170 for share issuance costs incurred in this private placement. On February 24, 2026, upon the completion of the de-SPAC transaction (Note 3), these common shares are no longer redeemable. The face value of $300,000 is reclassified to permanent equity.

As of August 31, 2026, the amount of redeemable common stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable common stock, November 30, 2025	$300,000
Less: transfer to permanent equity	(300,000)
Redeemable common stock, August 31, 2026	$—

Series A Cumulative Convertible Preferred Stock

On February 24, 2026, in connection with the de-SPAC transaction (Note 3), the Company, Eagle Energy, and SVII entered into an Amended and Restated Securities Purchase Agreement (the “PIPE Agreement”) with an accredited investor, pursuant to which the investor agreed to purchase 29,700 shares of Series A Cumulative Convertible Preferred Stock of the Company with an initial stated value of $1,000 per share for an aggregate price of $29,700,000. The shares of Series A Cumulative Convertible Preferred Stock have an initial stated value of $1,000 per share and are redeemable at the holder’s option beginning February 24, 2031. The Series A Cumulative Convertible Preferred Stock accrues dividends at an annual rate of 12% if paid in kind or 10% if paid in cash, the manner of which is at the election of the Company. Dividends are due semi-annually, on June 1 and December 1. The preferred stock carries the rights, preferences, and privileges as set forth in its certificate of designation, including the holder’s right to convert the preferred stock into common stock of the Company at any time, at an initial conversion price of $11.88 per share, representing an initial conversion ratio of 1-to-84.18, subject to adjustment. In addition, the investor received warrants to purchase an aggregate of 2,500,000 shares of common stock of the Company at an exercise price of $12.00 per share, which had a grant-date fair value of $4,174,276. The proceeds of the PIPE financing were first allocated to the liability-classified warrants (Note 8), with the residual allocated to the Series A Cumulative Convertible Preferred Stock.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

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

As of August 31, 2026, the amount of redeemable Series A Cumulative Convertible Preferred Stock reflected on the unaudited condensed consolidated interim balance sheets is reconciled in the following table:

Redeemable Series A Cumulative Convertible Preferred Stock, November 30, 2025	$—
Gross proceeds	29,700,000
Allocation to warrant liability (Note 8)	(4,174,276)
Accretion	401,171
Dividends paid-in-kind	937,381
Redeemable Series A Cumulative Convertible Preferred Stock, August 31, 2026	$26,864,276

For the three months ended August 31, 2026, mezzanine equity accretion and preferred stock dividend accruals recognized were $197,095 and $928,460, respectively.

As of August 31, 2026, the stated value of each share of Series A Cumulative Convertible Preferred Stock is approximately $1,031.56 per share, as a result of dividends paid-in-kind. The current conversion ratio into common stock is 1-to-86.83.

As of August 31, 2026, the Company accrued dividends of $772,230 which the Company may have an obligation to settle in cash, should holders of the Series A Cumulative Convertible Preferred Stock exercise the right to convert into common stock prior to a Semi-Annual Dividend Date.

The conversion price is subject to a price reset. If, on the twenty-first trading day following the date that is six months after the Effective Date of the Registration Statement (which became effective on April 24, 2026), the VWAP of the Company’s common stock for the 20 trading days preceding such date (the “Measurement Price”) is less than the conversion price then in effect (initially $11.88 per share), the conversion price will be reduced to the greater of the Measurement Price and $7.50.

Equity incentive plan

Upon the de-SPAC transaction (Note 3), the Company implemented a 2025 Equity Incentive Plan (“EIP”). The Company may grant stock-based awards under the EIP, including options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other stock-based awards. The maximum number of shares the Company may issue pursuant to awards granted under the 2025 EIP is 4,437,008 shares, subject to an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2027 and continuing until, and including, January 1, 2035, equal to the lesser of (i) 5% of the outstanding shares of all classes of common stock on such date or (ii) such lesser number of shares of common stock as determined by the board of directors. As of August 31, 2026, the remaining unused capacity under the 2025 EIP is 2,957,508 shares.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Stock options

As of August 31, 2026, the continuity of stock options is as follows:

		Weighted average	Weighted average
	Number of stock options	exercise price	remaining life (years)
Outstanding, November 30, 2025	—	$—	—
Granted	887,375	9.87	—
Outstanding, August 31, 2026	887,375	$9.87	4.63
Exercisable, August 31, 2026	307,251	$9.84	4.64

As of August 31, 2026, the aggregate intrinsic values of outstanding options and exercisable options were $0 and $0, respectively.

On August 19, 2026, 4,687 stock options issued to a former director were accelerated to vest immediately. Stock-based compensation cost of $19,639 was recognized associated with the acceleration.

The fair value of the options was determined using the Black-Scholes option pricing model or the Monte Carlo model depending on characteristics of the terms of the options, and is recognized as stock-based compensation expense over the requisite service period. Monte Carlo model is selected where stock options issued are not “plain vanilla”, and expected life of the option is not readily determinable, for which a closed-form model such as Black-Scholes option pricing model is found to be inadequate. The Company issued 137,375 stock options with an at-the-money exercise price upon grant, having a contractual term of 5 years, and a requisite service period of 1 to 2 years; and 750,000 stock options with an out-of-the-money exercise price upon grant, having a contractual term of 5 years, and a requisite service period of 2 years. The Company determined that the stock options had an aggregate grant-date fair value of $5,696,173 during the nine months ended August 31, 2026.

The grant-date fair values of 137,375 stock options were calculated using the Black-Scholes option pricing model. The key inputs used were as follows:

Expected volatility	114.01%
Expected term	2.75 years – 3 years
Risk free interest rate	3.99%
Dividend yield	0%

The grant-date fair values of 750,000 stock options were calculated using the Monte Carlo model. The key inputs used were as follows:

Expected volatility	120.0%
Contractual term to expiry	5 years
Risk free interest rate	3.83%
Early exercise price hurdle	2.5x

During the three and nine months ended August 31, 2026, the Company recognized stock-based compensation relating to stock options of $702,691 and $3,011,559 (August 31, 2025 – $0 and $0), respectively, recognized in general and administrative expenses. As of August 31, 2026, future unrecognized stock-based compensation expense arising from the stock options amount to $2,684,614, which will be recognized over 1.68 years.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Restricted stock units (“RSUs”)

As of August 31, 2026, the continuity of RSUs is as follows:

		Weighted average grant
	Number of RSUs	date fair value
Unvested, November 30, 2025	—	—
Granted	592,125	$9.31
Vested	(231,751)	9.28
Unvested, August 31, 2026	360,374	$9.32

On August 19, 2026, 14,062 RSUs issued to a former director were accelerated to vest immediately. Stock-based compensation cost of $87,071 was recognized associated with the acceleration.

During the three and nine months ended August 31, 2026, the Company recognized stock-based compensation relating to RSUs of $781,284 and $3,068,588 (August 31, 2025 - $0 and $0), respectively, recognized in general and administrative expenses. As of August 31, 2026, future unrecognized stock-based compensation expense arising from the RSUs amount to $2,441,856, which will be recognized over 1.68 years. 127,583 RSUs are vested but not yet settled.

Warrants

As of August 31, 2026, the continuity of share purchase warrants is as follows:

	Number of	Weighted Average	Remaining
	warrants	Exercise price	life (Years)
Balance, November 30, 2025	—	$—	—
Issued for PIPE financing	2,500,000	12.00	—
Issued on reverse recapitalization (Note 3)	20,922,133	11.50	—
Exercised	(200)	11.50	—
Adjustment	(17)	11.50	—
Balance, August 31, 2026	23,421,916	$11.55	4.49
Exercisable, August 31, 2026	23,421,916	$11.55	4.49

Activities during the nine months ended August 31, 2026:

On February 24, 2026, in connection with its reverse recapitalization (Note 3), the Company issued the following warrants:

●	11,500,000 public warrants to former public shareholders of SVII as replacements for the former SVII public warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share;
●	7,000,000 warrants to the SVII Sponsor for replacement of the former SVII private warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share; and
●	2,422,133 warrants to the SVII Sponsor in exchange for settlement of $2,422,133 of loans owed by SVII to the SVII Sponsor, at $1.00 per warrant. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

The issuance of 2,422,133 warrants in settlement of loans owed by SVII to the SVII Sponsor has been accounted for as a capital transaction with a shareholder of the Company, in connection with the reverse recapitalization (Note 3).

On February 24, 2026, in connection with the PIPE financing, the Company issued warrants to an accredited investor to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $12.00 per share. These warrants are classified as liabilities and had a fair value of $4,174,276 at issuance (Note 8).

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Earnout shares

In connection with the de-SPAC transaction (Note 3), the Company has reserved an additional 1,500,000 shares of common stock (“Earnout Share Pool”) in the EIP to be granted to eligible shareholders of the Company. During the Earnout Period, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. The Company evaluated the Earnout Shares under ASC 815-40, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital. No Earnout Share has been issued as of August 31, 2026.

10.EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. The Company’s Series A Cumulative Convertible Preferred Stock does not participate in net losses.

As of August 31, 2026, 127,583 RSUs are vested but not yet settled, which are included in the calculation of basic weighted average number of shares of common stock outstanding, but not included in the number of shares of common stock outstanding in the unaudited condensed consolidated interim statements of changes in stockholders’ equity (deficit).

The computations for basic and diluted earnings per share for the periods presented are as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Numerator:
Net income (loss) attributable to common stockholders	$3,220,386	$(1,282,331)	$(24,298,670)	$(2,974,432)
Undistributed loss allocated to redeemable common stock	—	63,644	—	54,328
Undistributed earnings allocated to participating securities	(256,500)	—	—	—
Net income (loss) attributable to common stockholders (basic)	2,963,886	(1,218,687)	(24,298,670)	(2,920,104)
Reallocation of undistributed earnings allocated to common stockholders	397	—	—	—
Net income (loss) attributable to common stockholders (diluted)	$2,964,283	$(1,218,687)	$(24,298,670)	$(2,920,104)

Denominator:
Weighted average number of shares outstanding, common stock – Basic(1)	29,799,474	18,888,289	26,363,840	17,801,944
Dilutive effect of share-based awards	50,193	—	—	—
Weighted average number of shares outstanding, common stock – Diluted	29,849,667	18,888,289	26,363,840	17,801,944

Earnings (loss) per share, common stock – Basic	$0.10	$(0.06)	$(0.92)	$(0.16)
Earnings (loss) per share, common stock – Diluted	$0.10	$(0.06)	$(0.92)	$(0.16)
(1)

The shares of the Company’s common stock, prior to the de-SPAC (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 5.8349:1 established in the de-SPAC, as described in Note 3.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

The Company has the following anti-dilutive securities for the nine months ended August 31, 2026 and 2025:

Nine months ended	August 31, 2026	August 31, 2025
Warrants	23,421,916	—
Stock options	887,375	—
RSUs	360,374	—
Earnout shares	1,500,000	—
Series A Cumulative Convertible Preferred Stock	2,578,904	—
	28,748,569	—

The following securities are anti-dilutive for the three months ended August 31, 2026 and 2025:

Three months ended	August 31, 2026	August 31, 2025
Warrants	23,421,916	—
Stock options	887,375	—
Earnout shares	1,500,000	—
Series A Cumulative Convertible Preferred Stock	2,578,904	—
	28,388,195	—

11.RELATED PARTY TRANSACTIONS

Related Party Transactions

Total related party transactions reported for the three and nine months ended August 31, 2026 and 2025 are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

General and administrative	$106,178	$255,000	$415,928	$846,500

Management Compensation

The CEO, the CFO, and the former CFO were paid through consulting arrangements prior to the de-SPAC transaction (Note 3). Their compensation, reported in general and administrative expenses, was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

CEO and Director(1)	$—	$45,000	$70,000	$135,000
CFO (2)	—	—	32,250	—
Former CFO(3)	—	45,000	—	135,000
Total	$—	$90,000	$102,250	$270,000
(1)

As of August 31, 2026 and November 30, 2025, $0 and $15,000, respectively, of management compensation from consulting arrangements owed to the CEO were included in accounts payable and accrued liabilities.

(2)

As of August 31, 2026 and November 30, 2025, $0 and $10,750, respectively, of management compensation from consulting arrangements owed to the CFO were included in accounts payable and accrued liabilities.

(3)

As of August 31, 2026 and November 30, 2025, $0 and $15,000, respectively, of management compensation from consulting arrangements owed to the former CFO were included in accounts payable and accrued liabilities.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

Consulting fees

The Company incurred other general and administrative expenses to significant shareholders and directors as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

Significant shareholders(1)	$61,178	$75,000	$196,178	$306,250
Formerly significant shareholder(2)	—	45,000	—	135,250
Directors(3)	45,000	45,000	117,500	135,000
Total	$106,178	$165,000	$313,678	$576,500
(1)

As of August 31, 2026 and November 30, 2025, $0 and $67,875, respectively, of consulting fees owed to companies controlled by a >5% stockholder were included in accounts payable and accrued liabilities.

(2)	The stockholder no longer held more than 5% of the Company’s stock during the nine months ended August 31, 2026. No amounts were owed to this stockholder as of November 30, 2025.
(3)	As of August 31, 2026 and November 30, 2025, $0 and $22,500, respectively, of consulting fees owed to a company controlled by a director were included in accounts payable and accrued liabilities.

12.COMMITMENTS AND CONTINGENCIES

Commitments

In relation to the Oregon Acquisition (Note 4), the aggregate maximum Resource Payment and Pre-Feasibility Bonus potentially payable to Aurora Energy is $10,000,000, payable in additional payment shares. This contingent consideration was not included in the cost of the acquired mineral rights (Note 6) recognized at the closing date and will be recognized as an addition to the cost basis of the asset if and when the applicable milestone is achieved and the obligation becomes probable. As of August 31, 2026, neither milestone had been achieved. The Company currently expects a pre-feasibility study to be completed by the end of calendar year 2027. The Company expects to prepare its next SK1300 mineral resources update in connection with the completion of the pre-feasibility study.

In connection with the de-SPAC transaction (Note 3), the Company has reserved an Earnout Share Pool in the EIP to be granted to eligible shareholders of the Company. During the Earnout Period, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. The Company evaluated the Earnout Shares under ASC 815-40, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital. No Earnout Share has been issued as of August 31, 2026.

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

13.SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company has determined that it operates in a single operating segment, as the Company is an integrated uranium exploration and SMR development operation. Substantially all of the Company’s long-lived assets are located in the United States.

EAGLE NUCLEAR ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026 AND 2025 (UNAUDITED)

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

Segment assets are the same as consolidated total assets of $40,252,095 as of August 31, 2026, and $2,887,962 as of November 30, 2025.

The table below summarizes the significant expense categories regularly reviewed by the CODM, and reconciles to the Company’s condensed consolidated net loss as presented in the unaudited condensed consolidated statement of operations:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

General and administrative
Office and administrative	$644,241	$51,325	$1,882,926	$142,905
Professional fees	1,176,481	906,228	3,646,242	2,119,681
Salaries and wages(1)	1,147,096	—	4,500,942	—
Other general and administrative items (2)	396,509	172,456	1,379,841	490,951
Total general and administrative	(3,364,327)	(1,130,009)	(11,409,951)	(2,753,537)
Exploration expense	(360,486)	(147,297)	(1,084,406)	(211,280)
Change in fair value of warrant liability	8,075,000	—	(9,675,724)	—
Other segment items(3)	(4,246)	(5,025)	(17,807)	(9,615)
Net income (loss)	$4,345,941	$(1,282,331)	$(22,187,888)	$(2,974,432)
(1)	Inclusive of stock-based compensation of $944,016 and $4,044,926 for the three and nine months ended August 31, 2026, respectively.
(2)

Other general and administrative items consist of business development, amortization and depreciation, rent expense, investor relations, licensing fee expense, travel and entertainment, none of which is individually significant.

(3)	Other segment items consist of interest income, and loss on foreign currency transactions, none of which is individually significant.

14.SUBSEQUENT EVENTS

On October 8, 2026, the compensation committee of the board of directors and the board of directors approved the grant of 200,750 stock options and 870,583 RSUs to various employees, consultants, executives and directors.

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

Through the acquisition of Oregon Energy LLC (“Oregon Energy”) on February 24, 2026, the Company currently owns mining claims to explore and extract uranium (Aurora Uranium Project (“AUP”)) located in Malheur County, Oregon, approximately 16 kilometers northwest of McDermitt, Nevada. As of August 31, 2026, the Company holds 263 unpatented lode mining claims and 71 unpatented placer mining claims in the AUP, along with 27 unpatented placer mining claims in Humboldt County, Nevada. These claims collectively cover an area of approximately 43 square kilometers.

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

Recent Developments

Engagement of government affairs firm and appointment of advisor

On September 9, 2026, the Company announced that it has engaged LSN Partners (“LSN”) to provide government affairs, strategic advisory and stakeholder engagement services. LSN will support the Company’s federal and state public-sector objectives, with a focus on domestic uranium production, advanced nuclear technologies, critical minerals policy, energy security, permitting and regulatory matters, and federal funding and procurement opportunities, including outreach to relevant federal agencies and key state governments in Oregon and Nevada. In connection with these efforts, the Company also appointed a former uranium industry executive as an advisor to the Company to support the advancement of the AUP.

Inclusion in the Solactive Global Uranium & Nuclear Components Total Return Index

On August 3, 2026, the Company announced that it has been added to the Solactive Global Uranium & Nuclear Components Total Return Index as part of the index’s semi-annual rebalancing, effective at the market open on August 3, 2026, which qualifies the Company’s common stock for inclusion in the Global X Uranium ETF (NYSE Arca: URA).

Engagement of key technical consultants for AUP drill program

On July 8, 2026, the Company announced it has engaged Yukuskokon Professional Services, LLC to provide turnkey project management and geological support, and expanded its existing agreements with BBA USA Inc. and SLR International Corporation to provide geological modeling, drill hole targeting, resource consulting, and hydrogeological and geochemical support, in connection with the planned pre-feasibility study-related drill program at the AUP. Drilling is expected to commence upon receipt of requisite permit approvals from state-level regulators in Oregon, and the pre-feasibility study is expected to be completed in the second half of 2027.

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

Approval of CEO and CFO employment agreements

On June 5, 2026, the board of directors of the Company approved and ratified the written CEO and CFO employment agreements, effective upon the consummation of the de-SPAC, with annualized base salaries at $350,000 and $180,000, respectively, and eligibility to receive certain incentive bonuses and to participate in the EIP of the Company.

Commencement of environmental baseline studies at AUP

On April 1, 2026, the Company announced its intention to conduct a 27,000 ft drill program at the AUP during the summer of 2026, pursuant to a comprehensive “Gap Analysis” study completed by the Company’s resource consultants, designed to address data gaps at the AUP in order to advance the AUP towards a pre-feasibility study.

In connection with these studies, the Company announced on April 9, 2026 that it has entered into a Drilling Services Agreement with Harris Exploration Drilling & Associates Inc. of Fallon, NV to complete the drill program, with program commencement expected to be in second half of 2026, subject to requisite permit approvals from the federal Bureau of Land Management (“BLM”) and the Oregon Department of Geology and Mineral Industries (“DOGAMI”), with permitting efforts led by SLR International Corporation.

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

PIPE Financing

Concurrently with the completion of the de-SPAC transaction, the Company also completed a PIPE Financing and raised $29,700,000, in exchange for the issuance of 29,700 shares of Series A Cumulative Convertible Preferred Stock with an initial stated value of $1,000 per share, which are initially convertible into common stock at a conversion price of $11.88 per share (a conversion ratio of 1-to-84.18), subject to adjustment, and 2,500,000 PIPE warrants with an exercise price of $12.00 per share. The Series A Cumulative Convertible Preferred Stock have an initial stated value of $1,000 per share, are redeemable at the option of the holder beginning February 24, 2031, and accrues dividends at 12% annually (if paid in kind), or 10% annually (if paid in cash), the manner of which is at the election of the Company.

Acquisition of Oregon Energy

Eagle Energy, a subsidiary of the Company, previously entered into a property option agreement with Aurora Energy Metals Ltd. (“Aurora”) (the “Aurora Option Agreement”) on November 18, 2024 for a property option agreement over Oregon Energy, and paid an aggregate of $1,000,000 in option and extension payments (for extension options triggered on May 18, 2025 and November 18, 2025), as well as $219,545 in reimbursements of mining expenditures of Oregon Energy, pursuant to the terms of the Aurora Option Agreement, which Eagle Energy was committed to reimburse up to $500,000 of mining operations expenditures of Oregon Energy due to the triggering of the extension options.

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

On February 24, 2026, the Company issued 1,710,991 shares of common stock to Aurora Energy for the acquisition of 100% interest in Oregon Energy, upon the completion of the de-SPAC transaction. The number of shares issued, initially set at 1,600,000 shares, was adjusted for 50% of the percentage increase in the uranium spot price between November 18, 2024 and February 24, 2026, resulting in 1,710,991 shares. At a fair value of $6.99 per share, the total share consideration had a fair value of $11,959,827 which, together with cash payments of $1,219,545 made to Aurora Energy prior to closing, resulted in total consideration of $13,179,372. The acquisition was accounted for as an asset acquisition, as Oregon Energy did not qualify as a business under ASC 805.

If the Company identifies a measured and/or indicated mineral resource, in its next newly prepared SK1300 mineral resources update, of at least 40 million pounds of U3O8, Aurora Energy will be entitled to receive additional shares of the Company’s common stock having an aggregate value of $4,000,000 (the “Resource Payment”). Each additional 1,000,000 pounds of U3O8 above 40 million pounds will further increase the total value of the Resource Payment by $200,000, up to a maximum of $1,000,000, resulting in an overall maximum of $5,000,000 of Resource Payment. The number of shares issuable for a Resource Payment is calculated based on the 30-day volume-weighted average trading price (“VWAP”) of the Company’s shares for the 30 trading days prior to the date of the announcement of the SK1300 mineral resource update.

Further, upon completion of a positive pre-feasibility study on the project following the listing of the Company on Nasdaq, the Company will issue to Aurora Energy additional payment in shares (the “Pre-Feasibility Bonus”) with a value of $5,000,000, determined by the 30-day VWAP of the Company’s shares during the 30 days prior to the announcement of the pre-feasibility study.

Under the terms of the Aurora Option Agreement, Aurora Energy retained a 1.0% net smelter return (“NSR”) royalty on the mineral rights, which constitutes a perpetual interest in the underlying assets. The Resource Payment and Pre-Feasibility Bonus, which in aggregate could total up to $10,000,000 payable in additional shares, were not included in the cost of the acquired mineral rights and will be recognized as an addition to the cost basis of the asset if and when the applicable milestone is achieved and the obligation becomes probable. As of August 31, 2026, neither milestone had been achieved. The Company has a right to repurchase one-half of the NSR for $1,000,000; or the entire NSR for $2,000,000; and has a right of first refusal of any proposed sale by Aurora Energy of all or part of the NSR.

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

Results of Operations – For the Nine Months Ended August 31, 2026 and 2025 (unaudited):

	2026	2025
Operating expenses	$	$
General and administrative	11,409,951	2,753,537
Exploration expense	1,084,406	211,280
Total operating expenses	(12,494,357)	(2,964,817)

Other expense
Change in fair value of warrant liability	(9,675,724)	—
Other	(17,807)	(9,615)
Total other expense	(9,693,531)	(9,615)

Net loss	(22,187,888)	(2,974,432)

During the nine months ended August 31, 2026, the Company incurred a net loss of $22,187,888 compared to a net loss of $2,974,432 for the nine months ended August 31, 2025. An analysis of the increase in net loss of $19,213,456, including the major components of our results for the periods, is below.

General and administrative

General and administrative expenses for the nine months ended August 31, 2026 were $11,409,951, an increase of $8,656,414, or 314%, compared to $2,753,537 for the nine months ended August 31, 2025. This category includes business development, office and administrative costs, professional fees, rent, investor relations, salaries and wages, licensing fees, and travel and entertainment. The increase was primarily due to $6,080,147 of stock-based compensation related to stock options and RSUs granted under the EIP to officers, directors, employees and consultants in April and May 2026. Excluding stock-based compensation, the remaining increase of $2,576,267 was primarily driven by non-stock-based increases in office and administrative costs, salaries and wages, business development, and investor relations costs of $1,740,021, $456,016, $210,950 and $214,145, respectively, partially offset by a $236,867 decrease in professional fees excluding impact from stock-based compensation. Salaries and wages increased, reflecting the hiring of the CEO, CFO and other personnel following the de-SPAC transaction. Office and administrative costs increased mainly due to marketing, directors’ and officers’ insurance and public company costs following the Company’s Nasdaq listing. Professional fees decreased mainly due to higher legal and accounting fees in the comparative period related to the de-SPAC transaction. Business development and investor relations costs increased as the Company engaged external advisors following its Nasdaq listing.

Exploration expense

Exploration expenses for the nine months ended August 31, 2026 were $1,084,406, an increase of $873,126 compared to $211,280 for the nine months ended August 31, 2025. The increase is primarily driven by activities undertaken by the Company on mineral rights assessments and other related work in connection with the AUP, in connection with its ongoing environmental baseline studies in preparation for the commencement of a new exploration program.

Change in fair value of warrant liability

Change in fair value of warrant liability for the nine months ended August 31, 2026 was a loss of $9,675,724, an increase of $9,675,724 compared to $0 for the nine months ended August 31, 2025. This warrant liability relates to PIPE warrants of the Company which are puttable under certain circumstances. The increase in liability balance during the nine months ended August 31, 2026 is mainly due to changes to inputs into the Monte Carlo valuation of the warrant liability, including the removal of a discount for lack of marketability due to the effectiveness of the resale Registration Statement.

Results of Operations – For the Three Months Ended August 31, 2026 and 2025 (unaudited):

	2026	2025
Operating expenses	$	$
General and administrative	3,364,327	1,130,009
Exploration expense	360,486	147,297
Total operating expenses	(3,724,813)	(1,277,306)

Other income (expense)
Change in fair value of warrant liability	8,075,000	—
Other	(4,246)	(5,025)
Total other income (expense)	8,070,754	(5,025)

Net income (loss)	4,345,941	(1,282,331)

During the three months ended August 31, 2026, the Company recognized net income of $4,345,941 compared to a net loss of $1,282,331 for the three months ended August 31, 2025, an improvement of $5,628,272 year-over-year, primarily due to a $8,075,000 non-cash gain from the change in fair value of warrant liability. An analysis of the major components of our results for the periods is below.

General and administrative

During the three months ended August 31, 2026, we incurred general and administrative costs of $3,364,327 compared to $1,130,009 for the three months ended August 31, 2025, an increase of $2,234,318 year-over-year. The increase was primarily due to $1,483,975 of stock-based compensation related to stock options and RSUs granted under the EIP to officers, directors, employees and consultants in April and May 2026. Excluding stock-based compensation, the remaining increase of $750,343 was primarily driven by non-stock-based increases in office and administrative costs, salaries and wages, business development, and investor relations costs of $592,916, $203,080, $65,250 and $54,934, respectively, partially offset by a $200,490 decrease in professional fees excluding impact from stock-based compensation. Salaries and wages increased, reflecting the hiring of the CEO, CFO and other personnel following the de-SPAC transaction. Office and administrative costs increased mainly due to marketing, directors’ and officers’ insurance and public company costs following the Company’s Nasdaq listing. Professional fees decreased mainly due to higher legal and accounting fees in the comparative period related to the de-SPAC transaction. Business development and investor relations costs increased as the Company engaged external advisors following its Nasdaq listing.

Exploration expense

During the three months ended August 31, 2026, we incurred exploration expense of $360,486 compared to $147,297 for the three months ended August 31, 2025, an increase of $213,189 year-over-year. The increase is primarily driven by activities undertaken by the Company on mineral rights assessments and other related work in connection with the AUP, in connection with its ongoing environmental baseline studies in preparation for the commencement of a new exploration program.

Change in fair value of warrant liability

During the three months ended August 31, 2026, we recognized a gain on the change in fair value of warrant liability of $8,075,000 compared to $0 for the three months ended August 31, 2025. This warrant liability relates to PIPE warrants of the Company which are puttable under certain circumstances. The gain is mainly due to changes to inputs into the Monte Carlo valuation of the warrant liability, including the simulated impact from the exercise price reset expected to take place in November 2026, which resulted in a decrease in the fair value of the warrant liability during the period.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of August 31, 2026, we had a working capital of $24,916,862 (current assets of $26,182,316, less current liabilities of $1,265,454). As of November 30, 2025, we had a working capital of $621,306 (current assets of $1,464,825, less current liabilities of $843,519).

Our continuing operations does not currently achieve profitable operations. The Company will continue to obtain additional financing in the future through appropriate avenues such as debt or equity financing when such requirements arise.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. While the Company had a positive working capital as at August 31, 2026, the Company expects to expend significant portion of its assets to fund ongoing operations and planned exploration activities, and is currently pre-revenue. Management assessed the Company currently has cash resources that could sustain operations for at least the next 12 months, as a result of recently completed financings.

As of August 31, 2026, we had $25,657,697 in cash, including restricted cash of $191,074. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the period indicated:

	For the nine months ended	For the nine months ended
	August 31, 2026	August 31, 2025
	$	$
Net cash provided by (used in):
Operating activities	(7,341,171)	(3,458,094)
Investing activities	35,794	(841,081)
Financing activities	31,680,113	7,736,478
Effects of foreign currency transactions on cash	(18,967)	(8,003)
Increase in cash	24,355,769	3,429,300

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. During the nine months ended August 31, 2026, net cash used in operating activities was $7,341,171. The net loss for the nine months ended August 31, 2026 of $22,187,888 was offset by $15,884,126 in non-cash items, consisting mainly of $9,675,724 in non-cash change in fair value of warrant liability and $6,080,147 in stock-based compensation, and was further increased by changes in operating working capital of $1,037,409.

Net cash used in operating activities for the nine months ended August 31, 2025, was $3,458,094. Operating expenses resulted in a net loss of $2,974,432 for the period. This was offset by $25,539 in non-cash adjustments, consisting mainly of $15,250 in consulting fees settled by shares. Changes in working capital items increased cash usage by $509,201.

Cash Provided (Used) in Investing Activities

During the nine months ended August 31, 2026, net cash provided by investing activities totaled $35,794, primarily related to the $141,262 cash assumed by the acquisition of Oregon Energy. This was partially offset by net cash used for the purchase of property, plant and equipment, intangible assets, and investments in mineral rights, totaling $105,468.

Net cash used in investing activities for the nine months ended August 31, 2025, was $841,081, primarily related to $773,651 invested in mineral rights and $67,430 for the purchase of intangible assets, in connection with the Aurora Option Agreement.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock through private placements, and assumption of cash from SVII through the reverse acquisition transaction undertaken in our process of going public.

During the nine months ended August 31, 2026, net cash provided by financing activities totaled $31,680,113, primarily related to the proceeds from PIPE financing through the issuance of cumulative convertible preferred shares of $29,700,000 and $4,894,595 in proceeds from the reverse recapitalization transaction as mentioned above, reduced by cash paid for transaction costs for the de-SPAC transaction of $2,916,782. The Company also received $2,300 in cash proceeds upon exercise of warrants.

Net cash provided by financing activities for the nine months ended August 31, 2025, was $7,736,478, comprised of $7,436,478 in proceeds from the issuance of common stock in private placements and Reg CF financings, net of issuance costs, and $300,000 in proceeds from the issuance of redeemable common stock.

Related party transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

General and administrative	$106,178	$255,000	$415,928	$846,500

Management Compensation

The CEO, the CFO, and the former CFO were paid through consulting arrangements prior to the de-SPAC transaction. Their remuneration, reported in general and administrative expenses, is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

CEO and Director(1)	$—	$45,000	$70,000	$135,000
CFO (2)	—	—	32,250	—
Former CFO(3)	—	45,000	—	135,000
Total	$—	$90,000	$102,250	$270,000
(1)

As of August 31, 2026 and November 30, 2025, $0 and $15,000, respectively, of management compensation from consulting arrangements owed to the CEO were included in accounts payable and accrued liabilities.

(2)

As of August 31, 2026 and November 30, 2025, $0 and $10,750, respectively, of management compensation from consulting arrangements owed to the CFO were included in accounts payable and accrued liabilities.

(3)

As of August 31, 2026 and November 30, 2025, $0 and $15,000, respectively, of management compensation from consulting arrangements owed to the former CFO were included in accounts payable and accrued liabilities.

Consulting fees

The Company incurred other general and administrative expenses to significant shareholders and directors as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

Significant shareholders(1)	$61,178	$75,000	$196,178	$306,250
Formerly significant shareholder(2)	—	45,000	—	135,250
Directors(3)	45,000	45,000	117,500	135,000
Total	$106,178	$165,000	$313,678	$576,500
(1)

As of August 31, 2026 and November 30, 2025, $0 and $67,875, respectively, of consulting fees owed to companies controlled by a greater-than-5% stockholder were included in accounts payable and accrued liabilities.

(2)	The stockholder no longer holds over 5% of the Company’s stock during the nine months ended August 31, 2026. No amount was owed to this stockholder as of November 30, 2025.
(3)	As of August 31, 2026 and November 30, 2025, $0 and $22,500, respectively, of consulting fees owed to a company controlled by a director were included in accounts payable and accrued liabilities.

Commitments and Contingencies

In relation to the Oregon Acquisition, the aggregate maximum Resource Payment and Pre-Feasibility Bonus potentially payable to Aurora Energy is $10,000,000, payable in additional payment shares. This contingent consideration was not included in the cost of the acquired mineral rights recognized at the closing date and will be recognized as an addition to the cost basis of the asset if and when the applicable milestone is achieved and the obligation becomes probable. As of August 31, 2026, neither milestone had been achieved. The Company currently expects a pre-feasibility study to be completed by the end of calendar year 2027. The Company expects to prepare its next SK1300 mineral resources update in connection with the completion of the pre-feasibility study.

In connection with the de-SPAC transaction, the Company has reserved an additional 1,500,000 shares of common stock (“Earnout Share Pool”) in the EIP to be granted to eligible shareholders of the Company. During the Earnout Period, if the Earnout Target is met, or if a change of control transaction occurs during the Earnout Period and the Earnout Target was not already met, the Company will grant 1,500,000 Earnout Shares to the eligible shareholders. The Company evaluated the Earnout Shares under ASC 815-40, and concluded the Earnout Shares meet the definition of an equity instrument, and accordingly will be accounted for as part of additional paid-in capital. No Earnout Share has been issued as of August 31, 2026.

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

Critical Accounting Estimates

Our unaudited condensed consolidated interim financial statements are prepared in accordance with generally accepted accounting principles in the U.S., which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

We believe the following accounting estimates to be the most critical estimates we used in preparing our unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2026.

Long-lived assets

Long-lived assets including mineral rights are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to our legal rights to its mineral rights and properties; (iii) significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Stock-based compensation

The valuation of the stock-based compensation requires the use of significant estimates and assumptions. The fair values of stock-based compensation are estimated using stochastic valuation techniques, including the Black-Scholes option pricing model and Monte Carlo simulation models.

In a Black-Scholes option pricing model, grant-date fair value was estimated with the following inputs: estimates of equity volatility based on selected peer companies, and estimated life of the equity grant. Peer companies are selected based on uranium-exploration companies that are of similar size, operates in similar geography, and similarly early stages of operation. Estimated life is established using the simplified method if the grant is a “plain vanilla” option.

In a Monte Carlo simulation model, grant-date fair value was estimated with the following inputs: estimates of equity volatility based on selected peer companies, the time to expiration of the equity grant, and the estimated early exercise price hurdle. The time to expiration is based on the contractual maturity date. The early exercise price hurdle is established using available academic research on exercise behavior of individuals that have similar characteristics as grantees of the Company holding those equity grants.

While we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our valuations of grant-date fair values of stock-based compensation.

Warrant liability

The valuation of the PIPE Warrant requires the use of significant estimates and assumptions. The fair value of the warrant liabilities is estimated using the Monte Carlo simulation models which uses as inputs estimates of equity volatility based on selected peer companies, the time to expiration of the warrant, and discount for lack of marketability at initial valuation. Peer companies are selected based on uranium-exploration companies that are of similar size, operates in similar geography, and similarly early stages of operation. Discount for lack of marketability is established using judgment based on the legal ability to freely trade the securities, credit and non-performance risks of the Company. We recorded warrant liability at issuance at its fair value, and subsequent changes in fair value are recognized in earnings at each reporting period.

While we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our valuations of warrant liability at issuance and at each reporting period.

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

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which the market value of the shares of Common Stock that are held by non-affiliates exceeds $700 million as of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) November 30, 2031.

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

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash and restricted cash. Our maximum exposure to credit risk, as of period end, is the carrying value of our financial assets, being $25,657,697 (November 30, 2025 - $1,301,928) as of August 31, 2026. We hold cash with major financial institutions, therefore minimizing our credit risk.

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

As of August 31, 2026, we had cash of $25,466,623 (November 30, 2025 - $1,301,928) to settle current liabilities of $1,265,454 (November 30, 2025 - $843,519) which fall due for payment within 12 months of the date of the unaudited condensed consolidated interim balance sheet.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of August 31, 2026, our exposure to market risk was insignificant as we did not hold material amounts of financial instruments in foreign currencies, nor did we hold any debt that was subject to variable interest rates.

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

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of August 31, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely manner.

We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, reconciliations, and complex accounting matters.

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

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weaknesses”, there was no change in our internal control over financial reporting during the fiscal quarter ended August 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)There were no sales of unregistered equity securities during the three months ended August 31, 2026 that were not previously reported on a Current Report on Form 8-K.
(b)	Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal quarter ended August 31, 2026, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During our fiscal quarter ended August 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit
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

EAGLE NUCLEAR ENERGY CORP.

Date: October 13, 2026	By:	/s/ Manavdeep Mukhija
	Name:	Manavdeep Mukhija
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 13, 2026	By:	/s/ Ajaypreet Toor
	Name:	Ajaypreet Toor
	Title:	Chief Financial Officer
(Principal Financing and Accounting Officer)